Form 10-Q
period 2010-12-31
HARMONY METALS, INC.
filed 2011-02-22
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-54249

____________________________

HARMONY METALS, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-1230588 (I.R.S. Employer Identification Number)

55 Gilbert Street San Francisco, California (Address of principal executive offices)	94103 (Zip Code)

(501) 639-1909
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☑  No     ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2010

Common Stock, par value $.001 per share	7,620,000 shares

HARMONY METALS, INC.

- i -

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

HARMONY METALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:

Cash and equivalents	$7,933	$9,639

FIXED ASSETS:

Equipment, net	429	454

Total Assets	$8,362	$10,093

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable & accrued expenses	$2,380	$-

Total Liabilities	2,380	-

SHAREHOLDERS' EQUITY:

Preferred stock (15,000,000 authorized;
par value $.001; none issued and outstanding)	$-	-
Common stock (100,000,000 shares authorized;
par value $.001; 7,620,000 issued and outstanding)	7,620	7,620
Additional paid in captal	7,292	7,292
Deficit accumulated during the development stage	(8,930)	(4,819)
Total Shareholders' Equity	5,982	10,093

Total Liabilities and Shareholders' Equity	$8,362	10,093

The accompanying notes are an intregal part of these statements.

HARMONY METALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	Cumulative from	Cumulative from
	three month period ended	October 19, 2009 (Inception)	October 19, 2009 (Inception)
	December 31, 2010	to December 31, 2009	to December 31, 2010

Net Sales	$7,331	$-	$13,542

Cost of Sales	-	-	2,500

Gross Profit	7,331	-	11,042

Expenses:
Depreciation	25	-	71
General and Administrative	11,417	-	19,901

Total Expenses	11,442	-	19,972

Net (loss) before Income Taxes	(4,111)	-	(8,930)

Provision for Income Taxes	-	-	-

Net (loss)	(4,111)	-	(8,930)

Basic and diluted net (loss) per common share	$ **	$ **	$ **
** Less than .01
Weighted average number of common shares outstanding	7,620,000	398,649

The accompanying notes are an intregal part of these statements.

HARMONY METALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	For the three month period	For the period October 19, 2009	from October 19, 2009
	ended December 31, 2010	(inception) to December 31, 2009	(Inception) to December 31, 2010
OPERATING ACTIVITIES:

Net loss	$(4,111)	$-	$(8,930)
Issuance of common stock for services	-	-	354
Increase in accounts payable	2,380	-	2,380
Increase in depreciation	25	-	71

Net cash used in operating activities	(1,706)	-	(6,125)

INVESTING ACTIVITIES:

Increase in equipment	-	-	(500)

FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	500	14,558

NET INCREASE (DECREASE) IN CASH	(1,706)	500	7,933

CASH BEGINNING BALANCE	9,639	-	-

CASH ENDING BALANCE	$7,933	$500	$7,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an intregal part of these statements.

HARMONY METALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period October 19, 2009 (Inception) through September 30, 2010 were filed on January 19, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2010 and for the period October 19, 2009 (Inception) through December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

Harmony Metals, Inc., a Florida corporation (the “Company”, “we”, “us” and “our”), was incorporated on October 19, 2009, and conducts is operations through its sole operating subsidiary, Harmony Metals Designs, Inc., a Florida corporation, which was incorporated on June 17, 2010.  Our company structure is set forth in the following chart:

HARMONY METALS, INC. a Florida corporation

HARMONY METALS DESIGNS, INC. a Florida corporation (100% Owned Subsidiary)

Harmony Metals, Inc., a development stage company, is a designer and manufacturer of upscale jewelry and lifestyle accessories for both men and women.  The Company’s business strategy is to design and manufacture jewelry and lifestyle accessories based on original designs, which are inspired by nature and have an organic look and feel.  The Company makes jewelry from recycled materials, whenever possible, and uses manufacturing processes and chemicals that minimize the impact on the environment.  The Company has designs for rings, pendants, bracelets and necklaces in platinum, gold and silver and lifestyle accessory designs for key chains, money clips, cuff links and business card holders to accentuate our jewelry collection. The Company’s fiscal year ends on September 30th.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company. The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its sole subsidiary. All material inter-company balances and transactions have been eliminated.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, (2) the sale of its jewelry and accessories and (3) private financings and borrowings, including loans from our shareholders  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding sentence and eventually attaining profitable operations.

Development Stage Risk

The Company has earned minimal revenues from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from October 19, 2009 (inception) to December 31, 2010, the Company recognized revenues in the amount of $13,542.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”, which was previously Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued.

NOTE 3 - EQUITY TRANSACTIONS

On November 3, 2009, the Company issued 500,000 shares of common stock to Sahej Holdings, Inc. for cash in the amount of $500.

On August 19, 2010, the Company issued 6,000,000 shares of common stock to Sahej Holdings, Inc. for cash in the amount of $11,108.

On September 22, 2010, the Company issued 1,000,000 shares of common stock to Patrick A. Norton, its former President and Chief Executive Officer, Treasurer, for cash in the amount of $2,950.

On September 30, 2010, the Company issued 120,000 shares of common stock to three directors for services rendered at a value of $354.

NOTE 4 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

December 31,
2010
Income tax expense (asset) at statutory rate	$(3,036)
Valuation allowance	3,036

Income tax expense per books	$-0-

Net deferred tax assets consist of the following components as of:

December 31,
2010
NOL Carryover	$8,930
Valuation allowance	(8,930)

Net deferred tax asset	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forward for the period October 19, 2009, our inception, through December 31, 2010 was $8,930, and for federal income tax reporting purposes is subject to annual limitations.  Should a change in our ownership occur, the net operating loss carry forward may be limited as to its use in future years.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, the Company had no amounts in excess of the FDIC insured limit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our audited financial statements for the period October 19, 2009, our inception, through September 30, 2010 and the related notes thereto; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

We are a development stage company, incorporated in the State of Florida on October 19, 2009, as a for-profit company.  In April, 2010, we commenced providing our jewelry to the marketplace and have generated sales revenue in the amount of $13,542 for the period October 19, 2009 (inception) to December 31, 2010.  Our fiscal year end is September 30th.

We will require a minimum of $50,000 of available capital over the next 12 months to cover the expenses associated with the public offering ($26,320) and the reporting and other compliance requirements involving being a public company, including transfer agent fees, investor relations and general office and administrative expenses.  This $50,000 of available capital will cover the costs of staying in business, but not expanding our business.  During the 18 months following the completion of this offering, we intend to implement our business development plan in two phases at an additional cost of $450,000.  To achieve our anticipated milestones and the projected dates of completion during Phase One, management believes that we will require $125,000 to finance anticipated activities. To achieve our anticipated milestones and the projected dates of completion during Phase Two, management believes that we will require $325,000 to finance anticipated activities.  (Phase One is focused on business development activities prior to contract manufacturing.  Phase Two is focused on business development activities commencing with contract manufacturing.)

The following table summarizes our anticipated milestones, projected dates of completion and estimated budget allocation for implementing both Phase One and Phase Two of our business development plan.

PHASE ONE
Anticipated Milestones	Projected Date of Completion	Estimated Budget Allocation($)

Complete Jewelry Designs and Molds	June 2011	10,000

Complete Jewelry Collection Prototypes	August 2011	15,000

Complete Final Samples of Jewelry Collection	September 2011	50,000

Complete Website	October 2011	20,000

Engage Sales Agents and Distributors and Sign Territorial Agreements	December 2011	5,000

Select Contract Manufacturer	December 2011	5,000

Select Advertising Firm for Designing Marketing Materials and Displays	September 2011	5,000

Additional Working Capital	0-9 Months	15,000

Total Phase One		125,000

PHASE TWO
Anticipated Milestones	Projected Date of Completion	Estimated Budget Allocation($)
MANUFACTURING AND PRODUCTION Complete Finished Goods Inventory of Jewelry	April 2012	250,000

MARKETING AND SALES Complete Promotional Materials and Displays	April 2012	25,000

MANAGEMENT & ADMINISTRATION Engage Chief Financial Officer	April 2012	25,000

Additional Working Capital	9-18 Months	25,000

Total Phase Two		325,000

If we are able to raise at least $400,000 but not all of the $500,000 in funds from the public offering or from other sources as described below in “Liquidity and Capital Resources”, our management believes that we will be able to implement our business development plan in its entirety except that our executives will be paid minimal compensation.  In this event, our management will re-examine our business activities to use our resources most efficiently our focus will likely be on spending available funds on assuring that we retain our reporting status as a public company with the SEC, developing our jewelry designs, contract manufacturing, website design and sales and marketing activities.

If we are unable to raise at least $400,000 in funds, we will not be able to complete all of the milestones in our business development plan, and we will prioritize the use of proceeds as set forth in the “Use of Proceeds” discussion.  See “Use of Proceeds.”  If adequate funds are not available, then our ability to expand our business operations may be significantly hindered.  See “—Liquidity and Capital Resources” and “—Going Concern”.

Results of Operations for the Three Month Period Ended December 31, 2010

Revenues. The Company’s revenues for the three month period ended December 31, 2010 were $7,331.  Our revenues have been derived from the sale of jewelry and lifestyle accessories to our customers and from no other sources.

Cost of Sales.  The Company’s cost of sales for the three month period ended December 31, 2010 was $0.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2010 were $11,417. General and administrative expenses consisted primarily of salaries, professional service fees relating to the Company’s public offering.

Results of Operations for the Period from October 19, 2009 (Inception) through December 31, 2010

Revenues. The Company’s revenues for the period October 19, 2009, our inception, through December 31, 2010 were $13,542.  Our revenues have been derived from the sale of jewelry and lifestyle accessories to our customers and from no other sources.

Cost of Sales.  The Company’s cost of sales for the period October 19, 2009, our inception, through December 31, 2010 was $2,500.  Our cost of sales includes the cost of jewelry sold to our customers.

General and Administrative Expenses. General and administrative expenses for the period October 19, 2009, our inception, through December 31, 2010 were $19,901. General and administrative expenses consisted primarily of salaries, professional service fees relating to this offering and start-up expenses of the Company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the period from October 19, 2009, our inception, through December 31, 2010.  Operating expenditures during the current period included general and administrative costs.  Net cash used in operating activities for this was $6,125.

Cash Flows from Investing Activities

The cash outflows from investing activities for the period from October 19, 2009, our inception, through December 31, 2010 consisted of funds used to purchase furniture, equipment and tools in the amount of $500 on April 12, 2010.

Cash Flows from Financing Activities

Net cash provided by financing activities for the period from October 19, 2009, our inception, through December 31, 2010 was $14,558.  We have financed our operations from the issuance of shares of our common stock.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2010:

Cash and cash equivalents	$7,933
Working capital	5,553
Total assets	8,362
Total liabilities	2,380
Total shareholders’ equity	5,982

We will require a minimum of $50,000 of available capital over the next 12 months to cover the expenses associated with our initial public offering ($26,320) and the reporting and other compliance requirements involving being a public company, including transfer agent fees, investor relations and general office and administrative expenses.  This $50,000 in capital will cover the costs of staying in business, but not permit us to expand our business operations.  In order to fully implement our business development plan, we anticipate needing an additional $125,000 for Phase One and an additional $325,000 for Phase Two, totaling an additional $450,000 in order to effectively execute our business plan.  Our business expansion will require significant capital resources that may be funded through the proceeds of this offering or private equity or debt financings, including loans from our shareholders.  However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.  Currently, our available cash is not sufficient to allow us to execute our business development plan.

As of the date of this report, our current available funds will not be sufficient to continue maintaining our reporting status as a public company.  Management believes if we cannot maintain our reporting status as a public company, we will have to cease all efforts directed towards the Company. As such, any investments previously made in the Company would be lost in their entirety.  We currently have no external sources of liquidity, such as arrangements with banks or credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.  We have no plans to engage in a merger or sale of our business.

Going Concern

Our independent auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this prospectus and in Note 1 to the Company’s financial statements.  We commenced operations on October 19, 2009 and have realized minimal revenues and operated at a loss since inception. As of December 31, 2010, we had working capital of $5,553 and an accumulated deficit of $(8,930).  Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, and the capital expenditures required to achieve planned principal operations may be substantial.  These factors have led to our independent auditor’s conclusion that it has substantial doubt as to our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock.  We will require a minimum of $50,000 of available capital over the next 12 months to cover the expenses associated with our initial public offering ($26,320) and the reporting and other compliance requirements involving being a public company, including transfer agent fees, investor relations and general office and administrative expenses.  Management's plan to continue as a going concern is based on us obtaining additional capital resources, including proceeds from the sale of its securities from this offering, the sale of its jewelry and lifestyle accessories, private financings and/or loans from our shareholders over the next 12 months.  See “—Plan of Operations” and “—Liquidity and Capital Resources”.

Material Commitments

There were no material commitments for the period from October 19, 2009, our inception, through December 31, 2010.

Purchase of Furniture and Equipment

We purchased furniture, equipment and tools in the amount of $500 on April 12, 2010, which we need to design and manufacture jewelry and lifestyle accessories.  We do not plan to make material expenditures on furniture, tools and equipment during the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

We recognize revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

 For the period from October 19, 2009 (inception) through December 31, 2010, we recognized revenues in the amount of $13,542.

Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from October 19, 2009 (inception) through December 31, 2010.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

We consider that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of September 30, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2010.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Olivia G. Ruiz
Olivia G. Ruiz
President, Secretary, Treasurer and Director

PART II   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2011, the Company’s initial public offering consisting of 50,000 shares of our Series A Convertible Preferred Stock pursuant to its Form S-1 Registration Statement ( No. 333-170408) was declared effective by the Securities and Exchange Commission.  Each share of Series A Convertible Preferred Stock in the offering is convertible into 290 shares of Common Stock of the Company.  On February 15, 2011, no shares in this offering had been offered or sold, because the Company is awaiting approval from the Florida Office of Financial Regulation to commence its selling activities.

Item 6.   Exhibits

(a)           Exhibits

Exhibit 31.1           302 Certification – Olivia G. Ruiz
Exhibit 32.1           906 Certification – Olivia G. Ruiz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONY METALS, INC.

DATE: February 22, 2011	By: /s/ Olivia G. Ruiz
Olivia G. Ruiz
President, Secretary and Treasurer
(Principal Accounting Officer and
Authorized Officer)

Harmony Metals, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Olivia G. Ruiz
Exhibit 32.1	906 Certification – Olivia G. Ruiz