Form 10-Q
period 2011-03-31
HARMONY METALS, INC.
filed 2011-05-13
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-54249

____________________________

HARMONY METALS, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-1230588 (I.R.S. Employer Identification Number)

6538 Collins Avenue, Suite 476 Miami, Florida (Address of principal executive offices)	33141 (Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2011

Common Stock, par value $.001 per share	7,620,000 shares

HARMONY METALS, INC.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

HARMONY METALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and equivalents	$44,105	$9,639
Inventory	1,660	-

Total Current Assets	45,765	9,639

FIXED ASSETS:
Equipment, net	404	454

Total Assets	$46,169	$10,093

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$7,850	$-
Advances from third parties	42,500	-

Total Liabilities	50,350	-

SHAREHOLDERS' EQUITY / (DEFICIT):
Preferred stock (15,000,000 authorized;
par value $.001; none issued and outstanding)	$-	-
Common stock (100,000,000 shares authorized;
par value $.001; 7,620,000 issued and outstanding)	7,620	7,620
Additional paid in captal	7,292	7,292
Deficit accumulated during the development stage	(19,093)	(4,819)
Total Shareholders' Equity / (Deficit)	(4,181)	10,093

Total Liabilities and Shareholders' Equity	$46,169	10,093

The accompanying notes are an integral part of these financial statements.

HARMONY METALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month	For the three month	For the six month	For the period October 19, 2009	Cumulative from October 19, 2009
	period ended	period ended	period ended	(Inception)	(Inception)
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	to March 31, 2011

Net Sales	$5,189	$-	$12,520	$-	$18,731

Cost of Sales	-	-	-	-	2,500

Gross Profit	5,189	-	12,520	-	16,231

Expenses:
Depreciation	25	-	50	-	96
General and Administrative	15,077	-	26,744	-	35,228

Total Expenses	15,102	-	26,794	-	35,324

Net (loss) before Income Taxes	(9,913)	-	(14,274)	-	(19,093)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	(9,913)	-	(14,274)	-	(19,093)

Basic and diluted net (loss) per common share	$ **	$ **	$ **	$ **	$ **
** Less than .01
Weighted average number of common shares outstanding	7,620,000	-	7,620,000	-

The accompanying notes are an integral part of these financial statements.

HARMONY METALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six month period	For the period October 19, 2009	Cumulative from October 19, 2009
	ended March 31, 2011	(Inception) to March 31, 2010	(Inception) to March 31, 2011
OPERATING ACTIVITIES:
Net loss	$(14,274)	$-	$(19,093)
Adjustments to reconcile net loss to net cash
used in operating activitities:
Depreciation	50	-	96
Issuance of common stock for services	-	-	354
Change in assets and liabilities
Increase in inventory	(1,660)		(1,660)
Increase in accounts payable and accrued expenses	7,850	-	7,850

Net cash used in operating activities	(8,034)	-	(12,453)

INVESTING ACTIVITIES:
Increase in equipment	-	-	(500)

FINANCING ACTIVITIES:
Advances from third parties	42,500	-	42,500
Proceeds from issuance of common stock	-	500	14,558

Net cash provided by financing activities	42,500	500	57,058

NET INCREASE IN CASH	34,466	500	44,105

CASH BEGINNING BALANCE	9,639	-	-

CASH ENDING BALANCE	$44,105	$500	$44,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HARMONY METALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period October 19, 2009 (Inception) through September 30, 2010 were filed on January 19, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended March 31, 2011 and for the period October 19, 2009 (Inception) through March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011.

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

HARMONY METALS, INC., a Florida corporation

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, (2) the sale of its jewelry and accessories and (3) private financings and borrowings.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding sentence and eventually attaining profitable operations.

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

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from October 19, 2009 (inception) to March 31, 2011, the Company recognized revenues in the amount of $18,731.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

March 31,
2011
Income tax expense (asset) at statutory rate	$(6,492)
Valuation allowance	6,492

Income tax expense per books	$-0-

Net deferred tax assets consist of the following components as of:

March 31,
2011
NOL Carryover	$19,093
Valuation allowance	(19,093)

Net deferred tax asset	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forward for the period October 19, 2009, our inception, through March 31, 2011 was $19,093, and for federal income tax reporting purposes is subject to annual limitations.  Should a change in our ownership occur, the net operating loss carry forward may be limited as to its use in future years.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2011, the Company had no amounts in excess of the FDIC insured limit.

Roudy Ambroise, a director of the Company, resigned on April 21, 2011.  Mr. Ambroise has stated in his letter of resignation that his resignation does not in any way imply or infer any dispute or disagreement with the Company or its management relating to the Company’s operations, policies or practices.

NOTE 6 – SUBSEQUENT EVENTS

On April 21, 2011, Roudy Ambroise resigned as a director of the Company.

On April 22, 2011, the Company repurchased 40,000 shares of common stock of the Company from a former director of the Company for a purchase price in the amount of Two Hundred Dollars ($200).

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

Plan of Operations

We are a development stage company, incorporated in the State of Florida on October 19, 2009, as a for-profit company.  In April, 2010, we commenced providing our jewelry to the marketplace and have generated sales revenue in the amount of $18,731 for the period October 19, 2009 (inception) to March 31, 2011.  Our fiscal year end is September 30th.

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

Results of Operations for the Three Month Period Ended March 31, 2011 Compared to the Three Month Period Ended March 31, 2010

Revenues. The Company’s revenues for the three month period ended March 31, 2011 were $5,189 as compared to $0 for the three month period ended March 31, 2010.  Our revenues have been derived jewelry design and manufacturing services for one customer.

Cost of Sales.  The Company’s cost of sales for the three month period ended March 31, 2011 and the three month period ended March 31, 2010 were $0.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $15,077 as compared to $0 for the three month period ended March 31, 2010. General and administrative expenses consisted primarily of salaries, professional service fees relating to the Company’s public offering and preparing SEC reports.

Results of Operations for the Six Month Period Ended March 31, 2011 Compared to the Period October 19, 2009 (Our Inception) to March 31, 2010

Revenues. The Company’s revenues for the six month period ended March 31, 2011 were $12,520 as compared to $0 for the period October 19, 2009, our inception, through March 31, 2010.  Our revenues have been derived from jewelry design and manufacturing services for one customer.

Cost of Sales.  The Company’s cost of sales for the six month period ended March 31, 2011 and for the period October 19, 2009, our inception, through March 31, 2010 were $0.

General and Administrative Expenses. General and administrative expenses for the six month period ended March 31, 2011 were $26,744 as compared to $0 for the period October 19, 2009, our inception, through March 31, 2010. General and administrative expenses consisted primarily of salaries, professional service fees relating to our public offering and preparing SEC reports.

Results of Operations for Period October 19, 2009 (Our Inception) to March 31, 2011

Revenues. The Company’s revenues for the period October 19, 2009, our inception, through March 31, 2011 were $18,731.  Our revenues have been derived from the sale of jewelry and jewelry design and manufacturing services for one customer.

Cost of Sales.  The Company’s cost of sales for the period October 19, 2009, our inception, through March 31, 2011 were $2,500.

General and Administrative Expenses. General and administrative expenses for the period October 19, 2009, our inception, through March 31, 2011 were $35,228. General and administrative expenses consisted primarily of salaries, professional service fees relating to our public offering and preparing SEC reports and start-up expenses.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the period from October 19, 2009, our inception, through March 31, 2011.  Operating expenditures during the current period included general and administrative costs.  Net cash used in operating activities for the six month period ended March 31, 2011 were ($8,034) as compared to $0 for the six month period ended March 31, 2010.  Net cash used in operating activities for the period from October 19, 2009, our inception, through March 31, 2011 was ($12,453.)

Cash Flows from Investing Activities

The cash outflows from investing activities for the period from October 19, 2009, our inception, through March 31, 2011 consisted of funds used to purchase furniture, equipment and tools in the amount of $500 on April 12, 2010.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six month period ended March 31, 2011 were $42,500 as compared to $500 for the six month period ended March 31, 2010.   Net cash provided by financing activities for the period from October 19, 2009, our inception, through March 31, 2011 was $57,058. We have financed our operations from the issuance of shares of our common stock and advances from third parties, which we intend to convert into equity during May 2011.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March 31, 2011:

Cash and cash equivalents	$44,105
Working capital	(4,585)
Total assets	46,169
Total liabilities	50,350
Total shareholders’ deficit	(4,181)

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

Going Concern

Our independent auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our audited financial statements for the period October 19, 2009, our inception, through September 30, 2010 and in Note 2 to the Company’s financial statements attached to this report.  We commenced operations on October 19, 2009 and have realized minimal revenues and operated at a loss since inception. As of March 31, 2011, we had working capital of ($4,585) and an accumulated deficit of ($19,093).  Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, and the capital expenditures required to achieve planned principal operations may be substantial.  These factors have led to our independent auditor’s conclusion that it has substantial doubt as to our ability to continue as a going concern.

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

Material Commitments

There were no material commitments for the period from October 19, 2009, our inception, through March 31, 2011.

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

Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from October 19, 2009 (inception) through March 31, 2011.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2011, the Company’s initial public offering consisting of 50,000 shares of our Series A Convertible Preferred Stock pursuant to its Form S-1 Registration Statement (File No. 333-170408) was declared effective by the Securities and Exchange Commission.  Each share of Series A Convertible Preferred Stock in the offering is convertible into 290 shares of Common Stock of the Company.  As of the date of filing this report, no shares of our Series A Convertible Preferred Stock or Common Stock in the public offering have been sold.

Item 6.    Exhibits

(a) Exhibits

Exhibit 31.1	302 Certification – Olivia G. Ruiz
Exhibit 32.1	906 Certification – Olivia G. Ruiz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONY METALS, INC.

DATE: May 13, 2011	By: /s/ Olivia G. Ruiz
Olivia G. Ruiz
Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer and Authorized Officer)

Harmony Metals, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Olivia G. Ruiz
Exhibit 32.1	906 Certification – Olivia G. Ruiz