Form 10-Q/A
period 2010-12-31
HARMONY METALS, INC.
filed 2011-07-08
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No     ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2010

Common Stock, par value $.001 per share	7,620,000 shares

EXPLANATORY NOTE

This report on Form 10-Q has been amended to update the registrant’s information contained on the cover page of the report.

- i -

HARMONY METALS, INC.

- ii -

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

As of December 31, 2010, our current available funds will not be sufficient to continue maintaining our reporting status as a public company.   Management believes if we cannot maintain our reporting status as a public company, we will have to cease all efforts directed towards the Company. As such, any investments previously made in the Company would be lost in their entirety.  We currently have no external sources of liquidity, such as arrangements with banks or credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.  We have no plans to engage in a merger or sale of our business.

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

HARMONY METALS, INC.

DATE: July 8, 2011	By: /s/ Olivia G. Ruiz
Olivia G. Ruiz
President, Secretary and Treasurer
(Principal Accounting Officer and
Authorized Officer)

Harmony Metals, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Olivia G. Ruiz
Exhibit 32.1	906 Certification – Olivia G. Ruiz