Form 10-Q/A
period 2011-03-31
HARMONY METALS, INC.
filed 2011-07-08
CIK 1503985

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

           Large accelerated filer   ☐                                                                                   Accelerated filer                    ☐
           Non-accelerated filer     ☐                                                                                   Smaller reporting company  ☑
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

As of March 31, 2011, our current available funds will not be sufficient to continue maintaining our reporting status as a public company.   Management believes if we cannot maintain our reporting status as a public company, we will have to cease all efforts directed towards the Company. As such, any investments previously made in the Company would be lost in their entirety.  We currently have no external sources of liquidity, such as arrangements with banks or credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.  We have no plans to engage in a merger or sale of our business.

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

PART II  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2011, the Company’s initial public offering consisting of 50,000 shares of our Series A Convertible Preferred Stock pursuant to its Form S-1 Registration Statement (File No. 333-170408) was declared effective by the Securities and Exchange Commission.  Each share of Series A Convertible Preferred Stock in the offering is convertible into 290 shares of Common Stock of the Company.   As of March 31, 2011, no shares of our Series A Convertible Preferred Stock or Common Stock in the public offering have been sold.

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