Form 10-Q
period 2011-06-30
HARMONY METALS, INC.
filed 2011-08-19
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer   ☐                                                                                   Accelerated filer                    ☐
           Non-accelerated filer     ☐                                                                                   Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 15, 2011

Common Stock, par value $.001 per share	9,407,500 shares

HARMONY METALS, INC.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

HARMONY METALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and equivalents	$73,542	$9,639
Undeposited funds	19,000
Inventory	19,094	-

Total Current Assets	111,636	9,639

FIXED ASSETS:
Equipment, net	379	454

Total Assets	$112,015	$10,093

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$12,983	$-

Total Liabilities	12,983	-

SHAREHOLDERS' EQUITY:
Preferred stock (15,000,000 authorized;
par value $.001; none issued and outstanding)	$-	-
Common stock (100,000,000 shares authorized;
par value $.001; 10,407,500 issued and outstanding as of June 30, 2011; and
7,620,000 issued and outstanding as of September 30, 2010)	10,408	7,620
Additional paid in captal	101,804	7,292
Deficit accumulated during the development stage	(13,180)	(4,819)
Total Shareholders' Equity	99,032	10,093

Total Liabilities and Shareholders' Equity	$112,015	10,093

The accompanying notes are an integral part of these financial statements.

HARMONY METALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the period ended
	three month period ended	three month period ended	nine month period ended	October 19, 2009 (Inception)
	June 30, 2011	June 30, 2010	June 30, 2011	to June 30, 2010

Net Sales	$19,000	$4,750	$31,520	$4,750

Cost of Sales	2,111	2,500	2,111	2,500

Gross Profit	16,889	2,250	29,409	2,250

Expenses:
Depreciation	25	-	75	-
General and Administrative	10,951	-	37,695	-

Total Expenses	10,976	-	37,770	-

Net income (loss) before Income Taxes	5,913	2,250	(8,361)	2,250

Provision for Income Taxes	-	-	-	-

Net income (loss)	5,913	2,250	(8,361)	2,250

Basic and diluted net income (loss) per common share	$ **	$ **	$ **	$ **
** Less than .01
Weighted average number of common shares outstanding	8,908,833	500,000	8,046,452	470,472

The accompanying notes are an integral part of these financial statements.

HARMONY METALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the
	For the nine month period ended	period ended October 19, 2009 (Inception)
	June 30, 2011	to June 30, 2010
OPERATING ACTIVITIES:
Net income (loss)	$(8,361)	$2,250
Adjustments to reconcile net loss to net cash
used in operating activitities:
Depreciation	75	-
Increase in undeposited funds	(19,000)
Increase in inventory	(19,094)	-
Increase in accounts payable and accrued expenses	12,983	-

Net cash provided by (used in) operating activities	(33,397)	2,250

INVESTING ACTIVITIES:
Increase in equipment	-	(500)

FINANCING ACTIVITIES:
Repurchase of common stock	(200)
Proceeds from issuance of common stock	97,500	500

Net cash provided by financing activities	97,300	500

NET INCREASE IN CASH	63,903	2,250

CASH BEGINNING BALANCE	9,639	-

CASH ENDING BALANCE	$73,542	$2,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HARMONY METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period October 19, 2009 (Inception) through September 30, 2010 were filed on January 19, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011.

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

HARMONY METALS, INC., a Florida corporation

HARMONY METALS DESIGNS, INC. a Florida corporation (100% Owned Subsidiary)

The Company designs and manufactures upscale jewelry for both men and women.  The Company’s jewelry designs are inspired by nature and have an organic look and feel.  The Company makes jewelry from recycled materials, where desirable, and uses manufacturing processes and chemicals that minimize the impact on the environment.  The Company has designs for rings, pendants, bracelets and necklaces in platinum, gold and silver for both men and women and also sells precious metal collectibles.   Our website is www.harmonymetalsdesigns.com.  Our fiscal year end is September 30th.

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

Management’s Plan to Continue as a Going Concern

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock and generating revenues from our business activities.  We will require a minimum of $75,000 of available capital over the next 18 months to cover our expenses and working capital needs.  Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our jewelry and collectibles, private financings and/or loans from our shareholders on an as needed basis.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

No Longer Development Stage Company

For the period from October 19, 2009 (inception) to June 30, 2011, the Company recognized revenues in the amount of $37,731.  Accordingly, the Company's activities are no longer being accounted for as a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from October 19, 2009 (inception) to June 30, 2011, the Company recognized revenues in the amount of $37,731.  For the period from October 19, 2009 (inception) to August 15, 2011, the Company recognized revenues in the amount of $101,631.

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

NOTE 4 - EQUITY TRANSACTIONS

On November 3, 2009, the Company issued 500,000 shares of common stock to Sahej Holdings, Inc. for cash in the amount of $500.

On August 19, 2010, the Company issued 6,000,000 shares of common stock to Sahej Holdings, Inc. for cash in the amount of $11,108.

NOTE 4 - EQUITY TRANSACTIONS (continued)

On September 22, 2010, the Company issued 1,000,000 shares of common stock to Patrick A. Norton, its former President and Chief Executive Officer, Treasurer, for cash in the amount of $2,950.

On September 30, 2010, the Company issued 120,000 shares of common stock to three directors for services rendered at a value of $354.

On February 7, 2011, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-170408).  The public offering was terminated on May 19, 2011.  The Company offered and sold in the public offering 9,750 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,827,500 shares of Common Stock of the Company.  The public offering provided proceeds to the Company in the amount of $97,500.

On April 22, 2011, the Company repurchased 40,000 shares of common stock of the Company issued to Roudy Ambroise, its former director, for a cash purchase price in the amount of Two Hundred Dollars ($200).  As a result thereof, Mr. Ambroise no longer owns any shares of capital stock of the Company.

NOTE 5 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

June 30,
2011
Income tax expense (asset) at statutory rate	$(4,481)
Valuation allowance	4,481

Income tax expense per books	$-0-

 Net deferred tax assets consist of the following components as of:

June 30,
2011
NOL Carryover	$13,180
Valuation allowance	(13,180)

Net deferred tax asset	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forward for the period October 19, 2009, our inception, through June 30, 2011 was $13,180, and for federal income tax reporting purposes is subject to annual limitations.  Should a change in our ownership occur, the net operating loss carry forward may be limited as to its use in future years.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2011, the Company had no amounts in excess of the FDIC insured limit.

NOTE 7 – SUBSEQUENT EVENTS

On July 12, 2011, Patrick A. Norton resigned as a director of the Company.  On the same date, the Company repurchased 1,000,000 shares of common stock of the Company issued to Patrick A. Norton, its former President and Chief Executive Officer, Treasurer, for a cash purchase price in the amount of Three Thousand Dollars ($3,000).  As a result thereof, Mr. Norton no longer owns any shares of capital stock of the Company.

For the period from October 19, 2009 (inception) to August 15, 2011, the Company recognized revenues in the amount of $101,631.

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

Overview

We design and manufacture upscale jewelry for both men and women.  Our jewelry designs are inspired by nature and have an organic look and feel.  We make jewelry from recycled materials, where desirable, and use manufacturing processes and chemicals that minimize the impact on the environment.  We have designs for rings, pendants, bracelets and necklaces in platinum, gold and silver for both men and women and also sell precious metal collectibles.  Our fiscal year end is September 30th.  Our website is www.harmonymetalsdesigns.com.

We were incorporated in the State of Florida on October 19, 2009, as a for-profit company.  In April, 2010, we commenced providing our jewelry to the marketplace.  For the period from October 19, 2009 (inception) to June 30, 2011, the Company recognized revenues in the amount of $37,731, and is no longer considered to be a development stage company.

On February 7, 2011, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-170408).  The public offering was terminated on May 19, 2011.  The Company offered and sold in the public offering 9,750 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,827,500 shares of Common Stock of the Company.  The public offering provided proceeds to the Company in the amount of $97,500.

We will require approximately $75,000 of available capital over the next 18 months to cover the expenses and the reporting and other compliance requirements involving being a public company, including transfer agent fees, investor relations and general office and administrative expenses.

The following table summarizes our milestones, projected and actual dates of completion and estimated budget allocation for implementing our business plan.

Milestones	Projected Dates of Completion and If Completed	Estimated Budget Allocation($)

Complete Jewelry Designs and Molds	Completed	̶

Complete Jewelry Collection Prototypes	Completed	̶

Complete Final Samples of Jewelry Collection	Completed	̶

Complete Website	Completed	̶

Engage Sales Agents and Distributors and Sign Territorial Agreements	March 2011	5,000

Select Contract Manufacturer	Completed	̶

Design Business Cards	Completed	̶

Additional Working Capital	0-18 Months	70,000

Total		75,000

If adequate funds are not available, then our ability to grow our business and execute on our business plan may be significantly hindered.  See “—Liquidity and Capital Resources” and “—Going Concern”.

Results of Operations for the Three Month Period Ended June 30, 2011 Compared to the Three Month Period Ended June 30, 2010

Revenues. The Company’s revenues for the three month period ended June 30, 2011 were $19,000 as compared to $4,750 for the three month period ended June 30, 2010, and the increase was due to the sale of higher priced items from our collection.

Gross Profit.  The Company’s gross profit for the three month period ended June 30, 2011was $16,889 as compared to $2,250 for the three month period ended June 30, 2010, and the increase was due to the sale of higher margin items from our collection.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 were $10,951 as compared to $0 for the three month period ended June 30, 2010. General and administrative expenses consisted of expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees relating to the Company’s public offering.

Results of Operations for the Nine Month Period Ended June 30, 2011 Compared to the Period October 19, 2009 (Our Inception) to June 30, 2010

Revenues.  The Company’s revenues for the nine month period ended June 30, 2011 were $31,520 as compared to $4,750 for the period October 19, 2009, our inception, to June 30, 2010, and the increase was due to the sale of higher priced items from our collection and providing jewelry design services.

Gross Profit.  The Company’s gross profit for the nine month period ended June 30, 2011was $29,409 as compared to $2,250 for the period October 19, 2009, our inception, to June 30, 2010, and the increase was due to the sale of higher margin items from our collection and providing jewelry design services.

General and Administrative Expenses. General and administrative expenses for the nine month period ended June 30, 2011 were $37,695 as compared to $0 for the period October 19, 2009, our inception, to June 30, 2010. General and administrative expenses consisted of payroll expenses, expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and professional fees and blue sky fees relating to the Company’s public offering.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine month period ended June 30, 2011 was $(33,397) as compared to net cash provided by operating activities in the amount of $2,250 for the period October 19, 2009, our inception, to June 30, 2010.  Net cash used in operating activities increased mainly due to increased purchasing of inventory for resale.

Cash Flows from Investing Activities

Net cash flows from investing activities for the nine month period ended June 30, 2011 was $0 as compared to $500 for the period October 19, 2009, our inception, to June 30, 2010, which consisted of funds used to purchase furniture, equipment and tools.

Cash Flows from Financing Activities

Net cash flows from investing activities for the nine month period ended June 30, 2011 was $97,300 as compared to $500 for the period October 19, 2009, our inception, to June 30, 2010, and increased due to the capital raised in our public offering.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of June 30, 2011:

Cash and cash equivalents	$73,542
Working capital	98,653
Total assets	112,015
Total liabilities	12,983
Total shareholders’ equity	99,032

Currently, our available cash is sufficient to allow us to execute our business plan.  As of the date of this report, our current available funds are sufficient to continue maintaining our reporting status as a public company for the next 12 to 18 months.  We currently have no external sources of liquidity, such as arrangements with banks or credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Going Concern

Our independent auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our audited financial statements for the period October 19, 2009, our inception, through September 30, 2010 and in Note 2 to the Company’s financial statements attached to this report.  We commenced operations on October 19, 2009 and have realized minimal revenues and operated at a loss since inception. As of June 30, 2011, we had an accumulated deficit of ($13,180).  Existing cash resources may not provide sufficient funds through the upcoming fiscal year, and the capital expenditures required to achieve planned principal operations may be substantial.  These factors have led to our independent auditor’s conclusion that it has substantial doubt as to our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock.  We will require a minimum of $75,000 of available capital over the next 18 months to cover our expenses and working capital needs.  Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our jewelry and collectibles, private financings and/or loans from our shareholders on an as needed basis.  See “—Plan of Operations” and “—Liquidity and Capital Resources”.

Material Commitments

There were no material commitments for the period from October 19, 2009, our inception, through June 30, 2010 and the nine month period ended June 30, 2011.

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

 Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from October 19, 2009 (inception) through June 30, 2011.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2011, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-170408).  The public offering was terminated on May 19, 2011.  The Company offered and sold in the public offering 9,750 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,827,500 shares of Common Stock of the Company.  The public offering provided proceeds to the Company in the amount of $97,500.  Since the completion of the offering through June 30, 2011, we have used proceeds in the amount of $10,976 for legal expenses ($2,500), auditing ($1,000), blue sky fees ($1,151), edgar printing ($710), transfer agent ($5,500) and miscellaneous ($115).

Item 5.     Other Events

For the period from October 19, 2009 (inception) to August 15, 2011, the Company recognized revenues in the amount of $101,631.

Item 6.     Exhibits

(a) Exhibits

Exhibit 31.1	302 Certification – Olivia G. Ruiz
Exhibit 32.1	906 Certification – Olivia G. Ruiz
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONY METALS, INC.

DATE: August 18, 2011	By: /s/ Olivia G. Ruiz
Olivia G. Ruiz
Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer and Authorized Officer)

Harmony Metals, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Olivia G. Ruiz
Exhibit 32.1	906 Certification – Olivia G. Ruiz
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT