Form 10-K
period 2011-09-30
HARMONY METALS, INC.
filed 2011-12-02
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  0-54249

Harmony Metals, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6538 Collins Avenue, Suite 476
                               Miami, Florida  33141
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (501) 639-1909

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $848,250, based on the price of $0.30 per share of Common Stock on November 30, 2011.  Shares of Common Stock known by the registrant to be beneficially owned as of November 30, 2011 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At November 30, 2011, there were 9,407,500 shares of the registrant’s Common Stock issued and outstanding.

Harmony Metals, Inc.

FORM 10-K

For The Fiscal Year Ended September 30, 2011

SIGNATURES
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Notes

In this Annual Report on Form 10-K, Harmony Metals, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Our Company

Harmony Metals, Inc., is a designer and manufacturer of upscale jewelry and lifestyle accessories for both men and women.  Our business strategy is to design and manufacture jewelry and lifestyle accessories based on original designs, which are inspired by nature and have an organic look and feel.  We make jewelry from recycled materials, whenever possible, and use manufacturing processes and chemicals that minimize the impact on the environment.

Our company structure is set forth in the following chart:

HARMONY METALS, INC. a Florida corporation

HARMONY METALS DESIGNS, INC. a Florida corporation (100% Owned Subsidiary)

For the period October 19, 2009, our inception, through September 30, 2011, we had an accumulated deficit in the amount of $(64,237).  Our independent auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profits from our operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations, when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

We were incorporated as Gyan Pathway Corp. in the State of Florida on October 14, 2009.  On June 17, 2010, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida and changed our corporate name to Harmony Metals, Inc.  Our fiscal year end is September 30.

Sales and Marketing

We are highly dependent on one key customer, Turchin Love & Light Jewelry Collection, LLC, which accounts for substantially all of our jewelry sales.  We plan to establish relationships with other retailers, distributors and customers; however, other than Turchin Love & Light Jewelry Collection, LLC, we do not have any such customers.

We sell and market our jewelry and lifestyle accessories at one-on-one sales meetings with individual customers and through our website www.harmonymetalsdesigns.com.  We plan to sell and market our jewelry and lifestyle accessories through attendance at trade and industry exhibitions for jewelry.

Distribution

We intend to use independent distributors to attract new accounts with retail department stores, upscale retailers and boutiques.  We will provide distributors with sales tools, such as sales brochures, samples and displays to promote our products.  Distributors will solicit customer orders through attendance at major trade and industry exhibitions for jewelry and one-on-one sales meetings and will take purchase orders.  We will fill purchase orders from customers introduced to us by our distributors on terms agreed to by us and the customers.  The business relationship of the distributor with us will be an independent contractor relationship.  We intend to enter into sales and marketing agreements with independent distributors, each of whom is granted the exclusive right to sell and market our products in its respective territory or to a particular customer; however, we currently have no such agreements in place. We expect that using independent distributors will expand our customer base and enable us to develop our brand.

Principal Products

Our jewelry and lifestyle accessories consist of original designs made from precious metals, such as gold, platinum and palladium, and gemstones and other precious and semi-precious stones.  We have jewelry designs for rings, pendants, bracelets and necklaces and lifestyle accessory designs for key chains, money clips, cuff links and business card holders to accentuate our jewelry collection.  We sell our jewelry and lifestyle accessories at price points that reflect the market price of the base materials plus a price mark-up.  Our mark-up is typically determined by tripling the cost of the base materials; however, management may take markdowns to increase inventory turnover and as required to keep merchandise fresh and current.

Raw Materials

The raw materials purchased by us are from suppliers located in United States.  Our principal supplier for gemstones is Royal Gems, Inc., which is located in Miami, Florida.  Our principal supplier for precious metals is Brent Kruger Metals, Inc., which is located in Deerfield Beach, Florida.  We are not constrained in our purchasing by any contracts or agreements with any suppliers, manufacturers or distributors of the raw materials we use in our products.  We acquire diamonds, gemstones, precious metals and other raw materials based upon, among other things, availability and price on the open wholesale market.  All of our raw materials are readily available from a large number of suppliers, manufacturers and distributors in the United States and, if necessary, from abroad.  We use raw materials on a just-in-time basis and keep minimal inventory on hand.

Manufacturing

Jewelry manufacturing consists of designing molds and samples, buying materials, including gemstones and metals, arranging for jewelry to be made from these materials, and manufacturing the finished product.  We use Associated Jewelry, Inc., which is located in Miami, Florida, for our jewelry castings.  We plan to engage contract manufacturers to outsource manufacturing of our products and anticipate that we will enter into manufacturing agreements with them. We intend to utilize manufacturers located in the United States.  We currently have no agreements with any contract manufacturers.

Intellectual Property

Our trademarks are owned by us, and we may federally register our trademarks in the future; however, we currently do not have any federally registered trademarks.  We intend to copyright our jewelry and lifestyle accessory designs as the need arises; however, we currently do not have any federally registered copyrights.

Competition

The jewelry industry is extremely competitive and has low barriers to entry.  The jewelry industry is fragmented and largely comprised of privately held companies, most of which are believed to be family owned and operated.  We primarily compete with other jewelry designers and manufacturers of upscale jewelry selling to retail jewelry stores, substantially all of which have greater experience, brand name recognition and financial resources than us.  We believe that our competitive strength lies in our ability to create eye-catching designs inspired by nature and having an organic look and feel. We will offer our customers original designs, including designs made from recycled materials, whenever possible, low prices and superior craftsmanship supported by year-round service, which we believe will allow us to compete effectively and differentiate ourselves from other brands in the marketplace.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations.  In addition, our operations are affected by federal and state laws relating to marketing practices in the jewelry industry.  Environmental laws and regulations do not materially impact our operations.

Personnel

As of November 30, 2011, we had two (2) employees.  None of our personnel are covered by a collective bargaining agreement.  We believe that our relationships with our employees are good.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive offices are located at 6538 Collins Avenue, Suite 476, Miami, Florida 33141.  We occupy approximately 400 square feet of office space rent-free.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been approved for quotation on the over-the-counter bulletin board market under the symbol “HRMY”.  While we anticipate that a public trading market for our shares of common stock will develop, a public trading market for our shares of common stock has only recently commenced since the issuance of our trading symbol on June 20, 2011.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On November 30, 2011, there were 39 shareholders that owned 9,407,500 shares of our common stock, of which 2,827,500 are free-trading shares.

The reported high and low bid quotations for our common stock for the periods indicated, as reported by the OTC Bulletin Board, are as follows:

	Low Bid	High Bid
Year Ended September 30, 2011
First Quarter	−	−
Second Quarter	−	−
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.30

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Use of Proceeds from Initial Public Offering

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

The proceeds of the offering in the amount of $97,500 were deposited in our non-interest bearing bank account, and have been used by us in the business, as of November 30, 2011, as follows:

Marketing, Promotion and Advertising	$6,000
Printing expenses	2,030
Executive Compensation	0
Legal fees and expenses	70,000
Accounting fees and expenses	5,650
Blue sky fees and expenses	1,500
Transfer Agent fees	11,160
Miscellaneous	1,160

Total	$97,500

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period

July 1, 2011 to July 31, 2011(1)	1,000,000	$.003	-	-
August 1, 2011 to August 31, 2011	-	$-	-	-
September 1, 2011 to September 30, 2011	-	$-	-	-
Total	1,000,000	$.003	-	-
________________

(1)
On July 12, 2011, the Company purchased 1,000,000 shares of common stock of the Company (the “Shares”) from Patrick A. Norton, the former, CEO, President, Secretary, Treasurer and Chairman of the Company, for a purchase price in the amount of Three Thousand Dollars ($3,000) in a private transaction between the Company and Mr. Norton.  Such repurchase was not an open market transaction.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended September 30, 2011 and the period from October 19, 2009 (inception) through September 30, 2010, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Consolidated Statements of Operations Data:	Year Ended September 30, 2011 (Audited)		Period from October 19, 2009 (inception) through September 30, 2010 (Audited)

Revenue:		$100,094		$6,211
Cost of Sales:		19,094		2,500
Gross Profit:		81,000		3,711

Expenses:
Depreciation and Amortization		100		46
General and administrative		140,318		8,484

Total expenses		140,418		8,530

Net (loss)		$(59,418)		$(4,819)

Basic and diluted net (loss) per share	$	**	$	**
** Less than $0.01
Weighted average number of common shares outstanding		8,453,514		1,222,248

Consolidated Balance Sheet Data:	As of September 30, 2011 (Audited)	As of September 30, 2010 (Audited)

Cash and cash equivalents	$46,510	$9,639
Working capital	$44,621	$9,639
Total assets	$48,975	$10,093
Total liabilities	$4,000	$-
Total shareholders’ equity	$44,975	$10,093

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

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

We were incorporated in the State of Florida on October 19, 2009, as a for-profit company.  In April, 2010, we commenced providing our jewelry to the marketplace.  For the period from October 19, 2009 (inception) to September 30, 2011, we recognized revenues in the amount of $106,305.  Accordingly, we are no longer considered to be a development stage company.

On February 7, 2011, we commenced our public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-170408).  The public offering was terminated on May 19, 2011.  We offered and sold in the public offering 9,750 shares of our Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,827,500 shares of Common Stock.  The public offering provided proceeds to us in the amount of $97,500.

We will require approximately $75,000 of available capital over the next 18 months to cover the expenses and the reporting and other compliance requirements involving being a public company, including transfer agent fees, investor relations and general office and administrative expenses.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, we generated revenues in the amount of $100,094 and had an accumulated deficit in the amount of $(64,237) as of September 30, 2011. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

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

If adequate funds are not available, then our ability to grow our business and execute on our business plan may be significantly hindered.  See “—Liquidity and Capital Resources” and “—Going Concern”.  Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results of Operations for the Year Ended September 30, 2011 Compared to the Period October 19, 2009, our inception, through September 30, 2010

Revenues. The Company’s revenues for the year ended September 30, 2011 were $100,094 as compared to $6,211 for the period October 19, 2009 (our inception) through September 30, 2010, and the increase was due to an increase in jewelry sales from our collection.

Gross Profit.  The Company’s gross profit for the year ended September 30, 2011was $81,000 as compared to $3,711 for the period October 19, 2009 (our inception) through September 30, 2010, and the increase in gross profit was due to an increase sale of higher margin items from our collection.

General and Administrative Expenses. General and administrative expenses for the year ended September 30, 2011 were $140,318 as compared to $8,484 for the period October 19, 2009 (our inception) through September 30, 2010. General and administrative expenses consisted of expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees relating to the Company’s public offering.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended September 30, 2011 was $(57,429) as compared to net cash used in operating activities in the amount of $(4,419) for the period October 19, 2009, our inception, to September 30, 2010.  Net cash used in operating activities increased mainly due to increased purchasing of inventory for resale and professional service fees for preparing our SEC reports and transfer agent fees the expenses associated with being a public company.

Cash Flows from Investing Activities

Net cash flows from investing activities for the year ended September 30, 2011 was $0 as compared to $(500) for the period October 19, 2009, our inception, to September 30, 2010, which consisted of funds used to purchase furniture, equipment and tools.

Cash Flows from Financing Activities

Net cash flows from investing activities for the year ended September 30, 2011 was $94,300 as compared to $14,558 for the period October 19, 2009, our inception, to September 30, 2010, and increased due to the capital raised in our public offering.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of September 30, 2011:

Cash and cash equivalents	$46,510
Working capital	$44,621
Total assets	$48,975
Total liabilities	$4,000
Total shareholders’ equity	$44,975

We believe that our available cash is sufficient to allow us to execute our business plan  We currently have no external sources of liquidity, such as arrangements with banks or credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Material Commitments

There were no material commitments for the period from October 19, 2009, our inception, through September 30, 2010 and the year ended September 30, 2011.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

The Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

 Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the year ended September 30, 2011 and the period from October 19, 2009 (inception) through September 30, 2010.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

LAKE & ASSOCIATES, CPA’s LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Harmony Metals, Inc.

We have audited the accompanying consolidated balance sheets of Harmony Metals, Inc. and Subsidiary as of September 30, 2011 and September 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from October 19, 2009 (inception) through September 30, 2011.  Harmony Metals, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Metals, Inc. and Subsidiary as of September 30, 2011 and September 30, 2010, and the results of its operations and its cash flows for the period from October 19, 2009 (inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed further in Note 1, the Company has incurred a significant loss since inception.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
November 29, 2011

HARMONY METALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2011 (Audited)	September 30, 2010 (Audited)
CURRENT ASSETS:
Cash and equivalents	$46,510	$9,639
Inventory	2,111	-

Total Current Assets	48,621	9,639

FIXED ASSETS:
Equipment, net	354	454

Total Assets	$48,975	$10,093

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,000	$-

Total Liabilities	4,000	-

SHAREHOLDERS' EQUITY:
Preferred stock (15,000,000 authorized; par value $.001;
none issued and outstanding on September 30, 2011 and September 30, 2010)	-	-
Common stock (100,000,000 shares authorized; par value $.001; 9,407,500 and 7,620,000 shares
issued and outstanding on September 30, 2011 and September 30, 2010, respectively)	9,408	7,620
Additional paid in captal	99,804	7,292
Accumulated deficit	(64,237)	(4,819)

Total Shareholders' Equity	44,975	10,093

Total Liabilities and Shareholders' Equity	$48,975	$10,093

The accompanying notes are an intregal part of these statements.

HARMONY METALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period ended
	For the year ended	October 19, 2009 (Inception)
	September 30, 2011	to September 30, 2010
	(Audited)	(Audited)

Net Sales	$100,094	$6,211

Cost of Sales	19,094	2,500

Gross Profit	81,000	3,711

Expenses:
Depreciation	100	46
General and Administrative	140,318	8,484

Total Expenses	140,418	8,530

Net (loss) before Income Taxes	(59,418)	(4,819)

Provision for Income Taxes	-	-

Net (loss)	(59,418)	(4,819)

Basic and diluted net (loss) per common share	$ **	$ **
** Less than .01
Weighted average number of common shares outstanding	8,453,514	1,222,248

The accompanying notes are an intregal part of these statements.

HARMONY METALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 19, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(Audited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at November 3, 2009	-	$-	500,000	$500	$-	$-	$500
Share Purchase, $0.001/share

Common stock issued for cash on August 19, 2010	-	-	6,000,000	6,000	5,108	-	11,108
Share Purchase, $0.00185/share

Common stock issued for cash on September 22, 2010	-	-	1,000,000	1,000	1,950	-	2,950
Share Purchase, $0.00295/share

Common stock issued for services on September 30, 2010	-	-	120,000	120	234	-	354
Directors' shares, $0.00295/share

Net (loss) for the period	-	-	-	-	-	(4,819)	(4,819)

Balance at September 30, 2010	-	$-	7,620,000	$7,620	$7,292	$(4,819)	$10,093

Common stock repurchased for cash on April 22, 2011, $0.005/share	-	-	(40,000)	(40)	(160)	-	(200)

Common stock issued for cash in public offering on May 19, 2011, $0.03448/share	-	-	2,827,500	2,828	94,672	-	97,500

Common stock repurchased for cash on July 12, 2011, $0.003/share	-	-	(1,000,000)	(1,000)	(2,000)	-	(3,000)

Net (loss) for the period	-	-	-	-	-	(59,418)	(59,418)

Balance at September 30, 2011	-	$-	9,407,500	$9,408	$99,804	$(64,237)	$44,975

The accompanying notes are an intregal part of these statements.

HARMONY METALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
	For the year	October 19, 2009 (Inception)
	ended September 30, 2011	through September 30, 2010
	(Audited)	(Audited)
OPERATING ACTIVITIES:
Net loss	$(59,418)	$(4,819)
Adjustments to reconcile net loss to net cash
used in operating activitities:
Depreciation	100	46
Issuance of common stock for services	-	354
Increase in inventory	(2,111)	-
Increase in accounts payable and accrued expenses	4,000	-

Net cash used in operating activities	(57,429)	(4,419)

INVESTING ACTIVITIES:
Increase in equipment	-	(500)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	97,500	14,558
Repurchases of common stock	(3,200)	-

Net cash provided by financing activities	94,300	14,558

NET INCREASE IN CASH	36,871	9,639

CASH BEGINNING BALANCE	9,639	-

CASH ENDING BALANCE	$46,510	$9,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an intregal part of these statements.

HARMONY METALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2011

NOTE 1 - DESCRIPTION OF BUSINESS

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

No Longer Development Stage Company

The Company recognized revenues in the amount of $100,094 and $6,211 for the year ended September 30, 2011 and the period from October 19, 2009 (inception) to September 30, 2010, respectively.  Accordingly, the Company's activities are no longer being accounted for as a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities.  In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on November 29, 2011.

NOTE 3 - EQUITY TRANSACTIONS

On November 3, 2009, the Company issued 500,000 shares of common stock to Sahej Holdings, Inc. for cash in the 3amount of $500.

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

On July 12, 2011, the Company repurchased 1,000,000 shares of common stock of the Company issued to Patrick A. Norton, its former director, for a cash purchase price in the amount of Three Thousand Dollars ($3,000).  As a result thereof, Mr. Norton no longer owns any shares of capital stock of the Company.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30,	September 30,
	2011	2010

Income tax expense (asset) at statutory rate	$(21,841)	$(1,638)
Valuation allowance	21,841	1,638

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	September 30,	September 30,
	2011	2010

NOL Carryover	$64,237	$4.819
Valuation allowance	(64,237)	(4,819)

Net deferred tax asset	$-0-	$-0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the years ended September 30, 2011 and the period ended October 19, 2009, our inception through September 30, 2010, were $(64,237) and $(4,819), respectively, and for federal income tax reporting purposes are subject to annual limitations.  Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2011 and September 30, 2010, respectively, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on November 29, 2011.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of September 30, 2011, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of September 30, 2011.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Olivia G. Ruiz
CEO, President and Treasurer

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended September 30, 2011, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of November 30, 2011, are as follows:

Name	Age	Principal Positions With Us
Olivia G. Ruiz	45	Chairman of the Board, Chief Executive Officer, President and Treasurer
Seth M. Weinstein	43	Secretary and Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies, if any:

Olivia G. Ruiz has served as the Chief Executive Officer and President since February 7, 2011 and as a Director of the Company since September 30, 2010.  Since December 2009, Ms. Ruiz has served as Senior Recruiter – Talent Acquisition for Silicon Valley Bank.   From August 2009 until May 2011, Ms. Ruiz has served as a director of Rainmakers Private Equity, an investment banking boutique firm.  From March 2004 until March 2009, Ms. Ruiz served as a director for the San Francisco office of Russell Stephens, LLC, a recruitment firm for banking and financial services professionals.  From July 2006 until December 2008, Ms. Ruiz served as the president and director of Anasazi Capital Corp., an SEC reporting company.  From February 2002 until March 2004, Ms. Ruiz provided executive-level operational support for Paul Capital Partners.  From September 1998 until August 2001, Ms. Ruiz served as senior vice president of Opal Financial Group coordinating institutional investment conferences throughout the United States.

Seth M. Weinstein has served as the Secretary of the Company since February 8, 2011, and as a Director of the Company since September 30, 2010.  Since March 2011, Mr. Weinstein has served as the managing member of JHP Partners, LLC, a Florida limited liability, an investment management company in Boca Raton, Florida.  Since July 2008, Mr. Weinstein has served as the managing member of Portable Alpha Advisors, LLC, an investment management company in Boca Raton, Florida. Since April 2006, Mr. Weinstein has served as a managing member of Logan Equity Partners, LLC, a real estate investment management company in Boca Raton, Florida.  Since October 2004, Mr. Weinstein has served as the managing member of Crescent City Capital Advisors, LLC, a hedge fund in Boca Raton, Florida.  From September 2000 until June 2003, Mr. Weinstein was employed by Schonfeld Securities where he managed firm capital on a proprietary basis.  From June 1998 until August 2000, Mr. Weinstein was employed by Spear, Leeds & Kellogg as a portfolio manager and was responsible for handling of firm capital on a proprietary basis.  From May 1994 until March 1998, Mr. Weinstein was engaged as a trader and quantitative analyst for TCM Partners, a $40 million hedge fund in New York, New York.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Committees of the Board of Directors

Our board of directors intends to establish an audit committee, a compensation committee and a nominating and corporate governance committee. Our board may establish other committees from time to time to facilitate the management of our company; however, we have not yet established any such committees.

Audit committee.  Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.  We have not yet formed our audit committee.

Compensation committee.  Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans.  The compensation committee will also prepare the compensation committee report that may be included in a subsequent annual report on Form 10-K. We will have at least two directors on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market. We do not yet have a compensation committee.

Nominating and corporate governance committee.  Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least two directors on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.  We do not yet have a nominating and corporate governance committee.

Compensation Committee Interlocks and Insider Participation

Our board of directors does not have a compensation committee. Since inception, all of our executive compensation decisions have been made by our board of directors.

Code of Ethics

Our board of directors intends to adopt a code of ethics for our principal executive and senior financial officers. This code of ethics will apply to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. We intend to post the full text of this code on our Internet website, which is www.sore-eez.com.  We intend to disclose future amendments to provisions of our code of ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by law or regulation.  We have not yet adopted a code of ethics.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended September 30, 2011, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers for services performed for us during the period October 19, 2009, our inception, through September 30, 2010 and the year ended September 30, 2011, in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CEO, President, Treasurer Olivia G. Ruiz(1)	2011	-	-	-	-	-	-	-	-

Former CEO, President, Treasurer, Secretary Patrick A. Norton(2)	2011 2010	13,020 600	-	-	-	-	-	-	13,020 600

Seth M. Weinstein, Secretary(3)	2011	-	-	-	-	-	-	-	-
______________________

(1)
Ms. Ruiz became our CEO, President, Treasurer and Chairman on February 7, 2011 and has served on our Board of Directors since September 30, 2010. Our Board of Directors in its discretion may approve the payment of additional salaries and the reimbursement of expenses to such person; however, we are not required to make any such payments pursuant to any employment agreement or otherwise

(2)
We paid Mr. Norton $13,620 for his services, which was determined by our Board of Directors as an appropriate amount of compensation to such person based on the value of his services. Mr. Norton resigned as our CEO, President, Treasurer, Secretary and Chairman on February 7, 2011.

(3)	Mr. Weinstein became our Secretary on February 8, 2011.

Potential Employment Agreement and Benefits

We have not entered into an employment agreement with our executive officers.  Our Board of Directors in its discretion may approve the payment of salaries and the reimbursement of expenses to our executive officers; however, we are not required to make any such payments pursuant to an employment agreement or otherwise.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in Fiscal 2011

For the year ended September 30, 2011, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards at Fiscal Year-End

For the year ended September 30, 2011, we do not have any outstanding equity awards to our executive officers.

Option Exercises and Stock Vested in Fiscal 2011

For the year ended September 30, 2011, our executive officers have neither exercised any options, nor did any unvested stock granted to executive officers vest.  As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We do not expect to adopt an equity incentive plan during the next 12 months. When we adopt an equity incentive plan, the purposes of the proposed equity incentive plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Compensation of Directors

Olivia G. Ruiz and Seth M. Weinstein, our directors have each been issued 40,000 shares of our common stock in consideration of their serving as directors.  All directors are reimbursed for out-of-pocket expenses for business related purposes.  We do not have any other arrangements for compensating our directors at this time.  Our director compensation program is determined by our Board of Directors.

There was no cash and non-cash compensation awarded to, earned by or paid to the directors for services performed for us for the year ended September 30, 2011 and the period October 19, 2009, our inception, through September 30, 2010, in all capacities.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following directors for services performed for us for the year ended September 30, 2011 in all capacities.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Olivia G. Ruiz	-	-	-	-	-	-	-
Seth Weinstein	-	-	-	-	-	-	-
Roudy Ambroise(1)	-	-	-	-	-	-	-
Patrick A. Norton(2)	-	-	-	-	-	-	-
________________

(1)      Mr. Ambroise served as a director from September 30, 2010 until April 21, 2011.

(2)      Mr. Norton served as a director from October 19, 2009, our inception, until July 12, 2011.

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officers upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards

We have not granted any plan-based awards to our named executive officers, since October 19, 2009, our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of September 30, 2011, our fiscal year-end.

Option Exercises and Stock Vested in 2011

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during September 30, 2011, our fiscal year end.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2011, for:

•   each person or group known to us to beneficially own 5% or more of our common stock;

•   each of our directors and director nominees;

•   each of our named executive officers; and

•   all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 6538 Collins Avenue, Suite 476, Miami, Florida 33141.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after November 30, 2011 through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares

Seth Weinstein	40,000	*

Olivia G. Ruiz	40,000	*

Sahej Holdings, Inc.(1)	6,500,000	69.1%

All directors and executive officers as a group	80,000	*
_______________

* Less than 1 percent.

(1)
Earline Nicole Taylor is the sole officer and director of Sahej Holdings, Inc.  Ms. Taylor maintains sole voting and investment control of these shares of common stock.  As a result, Ms. Taylor is deemed to beneficially own all of these shares of common stock.  The address of Sahej Holdings, Inc. is 3004 NW 52nd Street, No. 2, Miami, Florida  33142.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Harmony Metals, Inc., 6538 Collins Avenue, Suite 476, Miami, Florida  33141, or by telephone at (501) 639-1909.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the period from October 19, 2009 (inception) through September 30, 2010 and the year ended September 30, 2011.

	Year Ended September 30,2011	October 19, 2009 (inception) through September 30, 2010

Audit Fees	$4,000	$3,750
Audit-Related Fees	2,300	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$6,300	$3,750

Item 15.   Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3 .1	Articles of Incorporation, as currently in effect*
3 .2	Bylaws, as currently in effect *
4 .1	Specimen common stock certificate*
21.1	List of Subsidiaries*
31.1	302 Certification – Olivia G. Ruiz (filed herewith)
32.1	906 Certification – Olivia G. Ruiz (filed herewith)
_____________

*	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-170408) on November 5, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of November, 2011.

HARMONY METALS, INC.

By:  /s/ Olivia G. Ruiz
              Olivia G. Ruiz
              Chief Executive Officer,
              President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivia G. Ruiz Olivia G. Ruiz	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board of Directors	November 30, 2011

/s/ Seth M. Weinstein Seth M. Weinstein	Secretary and Director	November 30, 2011

Harmony Metals, Inc.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification – Olivia G. Ruiz

32.1	906 Certification – Olivia G. Ruiz