Form 10-K/A
period 2011-09-30
HARMONY METALS, INC.
filed 2011-12-07
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Harmony Metals, Inc.

FORM 10-K

For The Fiscal Year Ended September 30, 2011

SIGNATURES
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note

The purpose of this Amendment No. 1 to HARMONY METALS, INC. Annual Report on Form 10-K for the year ended September 30, 2011 is solely to amend Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of December, 2011.

HARMONY METALS, INC.

By:  /s/ Olivia G. Ruiz
              Olivia G. Ruiz
              Chief Executive Officer,
              President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivia G. Ruiz Olivia G. Ruiz	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board of Directors	December 7, 2011

/s/ Seth M. Weinstein Seth M. Weinstein	Secretary and Director	December 7, 2011

Harmony Metals, Inc.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification – Olivia G. Ruiz

32.1	906 Certification – Olivia G. Ruiz