Form 10-K
period 2011-12-31
NUVEL HOLDINGS, INC.
filed 2012-04-13
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  0-54249

Nuvel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 University Avenue
Los Gatos, California 95030
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (408) 899-5981

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $932,250, based on the price of $0.30 per share of Common Stock on June 30, 2011.  Shares of Common Stock known by the registrant to be beneficially owned as of June 30, 2011 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At April 13, 2012, there were 11,764,706 shares of the registrant’s Common Stock issued and outstanding.

Index

Nuvel Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2011

Index

Explanatory Notes

In this Annual Report on Form 10-K, Nuvel Holdings, Inc. is sometimes referred to as the “Company”, “Nuvel”. “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  BUSINESS

Our History

The Company is a Florida corporation incorporated on October 19, 2009. On December 30, 2011, the Company completed an acquisition of Nuvel, Inc. (“Nuvel DE”) pursuant to a Share Exchange Agreement, among the Company, certain shareholders of the Company, Nuvel DE and all shareholders of Nuvel DE (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Nuvel DE, which was incorporated in Delaware on January 20, 2010, became our direct wholly-owned subsidiary effective on December 30, 2011. Such acquisition of Nuvel DE was accounted for as a reverse merger and recapitalization effected by a share exchange transaction. Nuvel DE is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The Company used to conduct its operations through a sole operating subsidiary, Harmony Metals Design, Inc., a Florida corporation, which was incorporated on June 17, 2010. On February 1, 2012, the Company assigned to Sahej Holdings, Inc. all of the outstanding shares of Harmony Metals Design, Inc. that it owned pursuant to an Assignment and Assumption Agreement. Harmony Metals Design, Inc. therefore ceased to be a wholly owned subsidiary of the Company then.

On March 20, 2012, the Company acquired the 100% outstanding shares of HRMY Sub, Inc. (“HRMY Sub”), a newly set up Florida corporation. On April 10, 2012, the Company merged HRMY Sub into itself and changed the Company’s name into “Nuvel Holdings, Inc.” to better reflect the business and operations of the Company. The Company’s CUSIP number was changed from 413248 105 to 67091E 108. The stock symbol of the Company was changed from “HRMY.OB” to “NUVL.OB,” effective on April 10, 2012.

The following diagram sets forth the structure of the Company as of the date of this Report herein:
Business Operations

Overview

The Company, through its wholly-owned subsidiary Nuvel DE, engages in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, web content and other information to distributed users over a Wide Area Network (“WAN”), or across an enterprise’s gateway to the public Internet (also known as the "Web"). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. We have also developed and designed personal safety applications that are accessible via various mobile and tablet platforms. We are a development stage enterprise. Our primary activities have been the design and development of our products, negotiating strategic alliances and other agreements and raising capital. We have not commenced our principal operations, nor have we generated any material revenues.

Index

Products Offerings

Our principal product offerings are the following:

Nuvel WAN acceleration and optimization

The Company designs, develops, markets, and sells Internet acceleration applications and management solutions which include specialized software tools that are purpose-built to accelerate and optimize the flow of information over the Internet. Our products improve response time for Internet users and provide network administrators and managers a high degree of control over the access, flow and delivery of Internet content. Our products work in conjunction with caching technologies to reduce the number of redundant requests for information that must be processed and delivered, thus reducing the load on the Internet and corporate networks. We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol inefficiencies, and bandwidth limitations. By simultaneously addressing these causes, we are able to improve significantly the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructure.

Network Data Tunnel (“NDT”)

Our purpose-built Network Data Tunnel application is designed from inception for high-performance WAN acceleration. Our NDT application provides high data throughput and reduced latency, or the time between initiating a request for data and the completion of the actual data transfer. Our application simultaneously retrieves numerous objects from the origin server. In many cases, our solution offers upward of 10 times to 150 times speed improvement. Our products are designed for easy installation and maintenance, reducing the costs and time required for implementation and use. Network managers at Internet service providers (“ISPs”) and enterprises generally will install our application on their existing servers. In many cases, our Network Data Tunnel can be installed in under ten minutes. All of our products provide customers with a range of management features, functions, user interfaces and modes of operation. In addition, our application solutions are designed to efficiently interact with our customers' existing networking equipment. By accelerating the transfer of data, especially in longer distance (Hops), enterprises and ISPs employing our Network Data Tunnel require less network capacity and can reduce data transmission costs. Our customers better utilize the capacity of their existing network and are able to move data far more efficiently and quickly. The need for enterprises engaged in e-commerce to purchase additional servers could be reduced since our Network Data Tunnel eliminates a significant amount of traffic that could otherwise overload their existing servers, requiring incremental server capacity. Our NDT products also help to improve the productivity of Internet users by reducing web response time. Faster downloading of web content increases productivity and end-user satisfaction. Our applications run on existing customer-deployed data center equipment, which means that it is designed to be less vulnerable to unauthorized entry than the deployment of new hardware or dedicated appliances. The Network Data Tunnel Solution was designed specifically for WAN acceleration. In addition, NDT employs authentication and filtering capabilities that prohibit unauthorized users from accessing or penetrating the application by adhering to the clients’ security protocols.

NDT Packaging

Enterprise Edition (Available in 50Mbps, 100Mbps & 1Gbps)

The Nuvel Network Data Tunnel Enterprise Edition is focused on the larger corporate bandwidth customers looking to move time sensitive and very large data sets. The Enterprise Edition is available in three options based on bandwidth.

Small Business Edition (Available in 5Mbps & 10Mbps)

Targeted at the small business market where Internet upload and download speeds are limited and yet the demand still warrants efficient use and time is most important.

Service Provider Edition

Our XaaS edition is tailored to each service provider based on their unique challenges and target customers.

Index

Mobile Application Products

vSOS Emergency Response Service

vSOS is an emergency response application on mobile and tablet platforms that provides the user 24 hours a day and 7 days a week emergency response service in North America, South America, and Europe, through a dedicated International Emergency Response Coordination Center. vSOS is available as a free application where the user can send SMS or email to up to 5 contacts identified in their profile. An upgrade to the GEOS International Emergency Response Service is available for $12.99/month. Family Plans are also available for less than $5.00 per user on a monthly basis. The GEOS emergency response is available 24 hours 7 days a week in 101 countries. vSOS is a personal mobile emergency system. A user simply needs to hold the vSOS button for 3 seconds and it automatically contacts the International Emergency Response Center with the user’s current location and the user’s private profile information. They take over coordinating the appropriate response to the user’s emergency.

vSOS is currently available for download from iTunes and Android Marketplace.  We expect vSOS to be available for download on the Blackberry App World in May 2012. The monthly subscription service is available through these stores but we also offer various other plans such as the Family Plan and other yearly plans from our web site and our partner’s web sites. We are in discussions with a variety of channel partners, handset manufacturers and wireless companies exploring private label opportunities with them. We are also discussing these opportunities with companies for foreign distribution.

Distracted Driver Application

This application that Nuvel developed prevents the use of a mobile phone while the user is driving in a vehicle therefore giving the driver their full attention to the task at hand. In order to prevent the use of the mobile phone, when the speed gets over 8 mph, all distracting signals, visual (pop-ups or flashes), auditory (beeps, pings, rings) and kinesthetic (vibrations) will be disabled while the mobile phone is in motion. This application will be purchased and controlled primarily by parents and we suspect that the teenagers that have such application on their phones will try and delete it or disable it. We counter any efforts to have the application deleted or disabled and a notice or alert will be sent to the parents or insurance companies when this happens.

Technologies

Our products are based on three core technologies:

WAN optimization

The new global enterprise is burdened with several challenges, which include a diverse workforce, multiple software applications and varying means of data access. Driven by an increasing demand for bandwidth to reliably and effectively support remote offices, the need for a better-functioning, faster, cheaper, and easier to implement and use WAN solution, has never been greater. Hardware-based application acceleration and WAN optimization solutions available today address only a part of the problem faced by the modern global enterprises. What these traditional solutions do not address are the needs for ease of deployment, ease of use and operation, better economics and fit for purpose – crucial requirements of modern businesses. The hardware approach to WAN optimization requires numerous costly and complex appliances resulting in geometrically multiplying hardware, operations and maintenance costs. Furthermore, the “optimization in hardware” approach results in other undesirable characteristics that include costly and often delayed upgrades, and significant staff and time commitments to provide, manage and maintain complex installations of appliances. Our WAN optimization products are deployed by our customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security. Our target customers include large and small ISPs, large corporate enterprises and small and medium size businesses in industries such as finance, engineering, professional services, manufacturing, media, healthcare, utilities, telecom, retail, and technology. These companies would purchase our products in order to improve the performance of their networks and to accelerate and optimize the delivery of content to other companies or end-users over the Internet. Our WAN optimization products are designed to help distributed enterprises optimize the transferring of data both internally and externally.

Compared with the traditional WAN optimization solutions, our WAN optimization and acceleration technology provides key capabilities that are designed to optimize the delivery of data to users across the distributed enterprise, and to customers.  As compared to traditional solutions, the NDT gets up to 150X speed and is not bound by either point to point transmission or network equipment constraints including:

●	Bandwidth management—the ability to assign a set level of bandwidth to specific users and applications and prioritize delivery of that traffic over the WAN;

●	Protocol optimization—a technique that enhances the efficiency of protocols by reducing the communication required between the user and the application; and

●	Compression—a technique that uses an industry standard algorithm to package and unpackage information for efficient transmission across the WAN.

The Network Data Tunnel enhances the performance of the TCP protocol by increasing the amount of data carried per TCP round trip, thereby reducing the number of round trips required to move a given amount of data over the WAN.

Index

Enterprises and ISPs have varying capacity, reliability and data throughput needs, depending on the size and nature of their operations. We offer a wide range of products to meet different price, performance and reliability requirements, and provide an upgrade path to our customers as they expand their networks. Our products can be deployed in a variety of environments, ranging from small or remote network locations to large ISPs or enterprise headquarters.  Trying to Cache content closer to the user may increase network efficiency, but creates the risk that the content delivered is not up-to-date, or fresh. Network Data Tunnel avoids this by increasing the speed in which original content can be moved to the serving location. Unlike traditional software or hardware cache solutions that have no mechanisms to monitor and ensure freshness, our Network Data Tunnel can actively check the origin servers and update content through efficient and sophisticated algorithms.

Cloud Computing

Based on a model commonly known as “cloud computing,” we are releasing a revolutionary approach to WAN optimization and acceleration, and a fundamental architectural shift in the delivery of this solution. Instead of a WAN optimization Controller or a managed appliance model per customer, Nuvel is a true innovator in software-based WAN optimization, designed for an enterprise. It offers WAN optimization, as well as cost-effective, scalable and reliable connectivity between enterprise locations. Our revolutionary technology offers enterprises enhanced performance throughout their global network. With Nuvel, users can start with a network of any size, configuration and scale based on the organization’s demands. Users in branch offices or remote locations exchanging vital information with headquarters need a reliable and fast solution that can keep pace with the increasing demands.

Mobile Applications

We continue to deliver cutting-edge mobile applications on the most innovative platforms of smart phones and tablet devices. With more than 20 years of experience designing enterprise-grade software applications, our leadership team made substantial investments in research and development to build the best in class products for the top selling devices. Nuvel started with the iPhone and Android phones because of their dominance in market share and functionality and currently have Blackberry and Windows mobile applications under development. By the middle of 2012, we plan to launch multiple products running on smart phones and soon thereafter launch on tablet devices. According to the Gartner Group, just under 500 million smart-phones were shipped in 2011 compared to 300 million units in 2010. Android phones will grow an estimated 40 percent in the second half of 2011. With the launch of the new iPhone and the increase in Android phones, we can take advantage of this exploding market with our innovative mobile products. Data is going mobile and moving to the Cloud. Nuvel is positioned to capitalize on these key areas of the industry.

Our personal safety application featuring advanced, patent-pending technology, provides users ranging from school age children to the elderly with the peace of mind that help for medical emergencies, personal safety and accidents is available with the push of a button.  Through its partnership with GEOS Alliance, Nuvel’s feature-rich application provides emergency response services in North America, South America, and Europe and soon in Asia. The vSOS subscription fee includes both the application and the personal emergency response services.

vSOS is designed to be the gold standard against which all mobile personal response applications are compared and has set itself apart from the competition with HIPAA compliance and the ability to input personal medical information such as allergies, health conditions, medications, etc.  This information is critical for first responders. For added value, the GEOS Search and Rescue (SAR) feature is included at no additional cost.   GEOS and the GEOS International Emergency Response Coordination Center (IERCC) have been providing rescue coordination and other services internationally for years. The IERCC has operated in 101 countries accounting for nearly 4,000 rescue operations.

With the SAR feature, if the official emergency services need to be supplemented to ensure the user’s safety, the GEOS IERCC will authorize additional personnel and equipment (including private aircraft/helicopter charter, private search teams, etc.).  During the past 18 months, more than 400 lives have been saved as a result of the IERCC.

When an iPhone or Android phone is enhanced with vSOS, users send a distress alert simply by pressing down on the red vSOS emergency alert icon for three seconds.  This triggers the vSOS HIPAA-compliant server to automatically send a distress alert to the GEOS IERCC.  With the vSOS technology, the critical information is always stored on the HIPAA compliant servers and never resides on the phone. Leveraging advanced GPS technology, vSOS provides the user’s physical location to the first responders to guide emergency personnel.  Access to the user’s personalized health information and the user’s name, mobile phone number and address is also included with the alert.  In addition, vSOS will send a text or email message to alert up to five contacts (physicians, family, friends) listed in the user’s profile.

Services and Support

We provide a comprehensive range of service and support options to our end user customers and our channel partners, which are delivered directly by our service and support organization. Our service and support options are for software support.

Index

Research and Development

We believe that innovation and strong internal product development capabilities are essential to our continued success and growth. We continue to add new features, strengthen existing features of our products and invest in exploring new and adjacent markets and products that build on our core competence. In year 2011, we invested in developing our cloud-based service, although we anticipate that this subscription-based service will not generate material revenue in the next few years.

Our research and development team consists of engineers with extensive technical backgrounds in relevant disciplines. We believe that the experience and capabilities of our research and development professionals is one of our significant competitive advantages. We also work closely with our beta customers to understand their business needs and to focus our development of new products and product enhancements to better meet customer needs.

For the year ended December 31, 2011, for the period from January 20, 2010 (Inception) through December 31, 2010, and for the period from January 20, 2010 (Inception) through December 31, 2011 the Company incurred research and development expenses of $345,455, $188,908, and $534,363, respectively.

Intellectual Property

We depend significantly on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

We currently have two pending U.S. patent applications (provisional and non-provisional) and when these are issued, we will apply for foreign patents.

Title of Patent Application	Date of Filing	Application No.

System and method for providing personal alerts	04/28/2011	13/096,924

System and method for providing a network proxy data tunnel	12/14/2011	13/326,189

There can be no assurance that any of our pending patent applications will be issued or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of patents or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

Sales and Marketing

Our objective is to be a leading provider of Internet acceleration and WAN optimization by delivering a high-performance, innovative Network Data Tunnel solution. Key elements of our strategy include applying our WAN acceleration focus to targeted market segments. Since our inception, we have focused on developing a software only WAN acceleration product line. We believe this focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at specific market segments that we believe represent attractive opportunities based on a demonstrated need for WAN acceleration, the opportunity to sell to numerous customers and the level of existing competition. We focus on three market segments: service providers, enterprise proxy server replacement, and “Ground to Cloud.” We intend to use our customer relationships in these market segments to further penetrate these segments as well as other related markets.

We utilize a combination of our direct sales force, resellers, systems integrators and original equipment manufacturers as appropriate for each of our target markets. We will support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers.

We intend to pursue relationships with additional resellers and original equipment manufacturers to implement our distribution strategy and to expand our customer base. We have also been expanding our sales force, and plan to continue to do so in the future. Our marketing efforts focus on increasing the market awareness of our products and technology and promoting the Nuvel brand. Our strategy is to create this awareness by distinguishing our products based on their high level of performance.

Broaden Distribution Channels

We intend to extend our distribution channels to meet the anticipated growth in demand for WAN acceleration. We plan to continue to expand both our direct and indirect sales channels in order to continue to extend our marketing reach and increase our volume distribution. In particular, we plan to enter into relationships with additional resellers, systems integrators and original equipment manufacturers to increase penetration of the enterprise and ISP markets.

Index

Marketing Programs

We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry trade shows, sales training, maintenance of our website, on-line advertising and public relations. Affiliate programs and marketing efforts through them will be key for Nuvel’s growth going forward.

Our Business Strategy

We intend to establish Nuvel as the premier brand in the Internet acceleration and mobile applications markets. We believe that brand awareness is important to increase market acceptance of Network Data Tunnel and to identify us as a leading provider of WAN acceleration solutions. We also believe that it takes unique marketing programs and campaigns to make our mobile applications successful when competing with 500,000 other apps. The amount of noise and confusion in this market makes it very challenging. We intend to continue to educate customers, resellers, systems integrators and original equipment manufacturers about the value of implementing all of our current and future products. We believe a thorough process of explanation and education of our products will help to promote brand recognition and to further an overall acceptance and understanding of our solutions. To this end, we intend to increase our investments in a broad range of marketing and educational programs.

Customers

Our NDT products are installed for beta testing in some of the largest companies worldwide in major industries including:  finance, engineering, professional services, manufacturing, media, healthcare, utilities, telecom, retail, and technology. Our products will be deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with as few as two locations.

In 2011, we signed up key beta customers to test the full capability of our product. These beta customers represent major market segments and include such clients as SAP, DPIX, Digital Creations and Intouch Labs.

Industry Background

The Global Demand for Data

Organizations have become more geographically dispersed, and increasingly mobile workforces depend on access to data from remote locations and a variety of client devices such as cellular telephones, personal digital assistants and notebook computers. In addition, we believe the growth of Internet usage will continue to be driven by new applications, such as “Web Services” and “Voice over IP”, the growth of mobile and broadband Internet access, and new usage and infrastructure models such as “cloud computing.” In conjunction with the growth of Internet traffic, the proliferation of data and, in particular, unstructured data such as voice, video, images, email, spreadsheets and formatted text files, presents an enormous and increasing challenge to IT organizations. Along with the growing volume of unstructured data that is business critical and must be retained and readily accessible to individuals and applications, new regulations mandate that company email, web pages and other files must be retained indefinitely.

Gartner, Inc. (“Gartner”), a leading technology information group, estimates the number of U.S. companies with remote offices in excess of 4 million and many indications are that the mobile workforce is here to stay. The increased demand for WAN acceleration is not just domestic but spans the globe. The good news for Nuvel is this means a growing dependence on the performance of every network, real-time access to data, anytime and anywhere.

The Internet is dramatically changing the way businesses and individuals communicate and conduct commerce. As a result, the increasing volume of Internet traffic is much more than just web surfing; it's big business. According to Gartner, the amount of data produced across the world will grow by 650 percent over the next few years, and 80 percent of it will be unstructured. The research firm adds that 40 exabytes of new data are expected over the next five years, which is greater than all the data of the past 5,000 years. With this rising volume of traffic, Internet and Intranet infrastructures are quickly reaching capacity. Slow response times and site outages due to heavy demand are common outcomes of these overburdened network infrastructures. For organizations that rely on the web for commerce and/or operational purposes, these problems can be expected to have a direct, adverse impact on both the top and bottom lines. In the past, sites that wanted to avoid these issues had few choices but to invest in more infrastructure--more servers, more network equipment, more staff and more data center space. Now, through the emergence of WAN acceleration technology, these sites can effectively address the problems of performance, scaling and management. WAN acceleration optimizes how content is delivered by accelerating it either direction. There are two primary types of WAN acceleration solutions: software-based solutions and hardware based groups. Software-based approaches consist of a software application running on a general-purpose operating system like Solaris, Linux or Windows. These systems offer superior flexibility. Hardware providers promote a singular design, simple install, but have been significantly overpriced for many companies. Much as network routing has evolved from a general-purpose to a purpose-built solution, so is WAN acceleration. The advantages of a specialized application are clear. When an application is designed to perform a dedicated task, it will perform that task more effectively than a multi-function alternative. The results of a proxy-based application approach to optimization are significant: reduced web response times, simpler administration and management, lower network and data center costs, higher reliability, robust data security and always-accurate content.

Index

Increasingly Distributed Organizations and Workforces

Organizations are becoming more geographically distributed, placing operations closer to customers and partners to improve efficiency and responsiveness. Businesses are becoming more global by expanding into new markets, migrating manufacturing facilities to lower-cost locations and outsourcing certain business processes. In addition, mergers, acquisitions, partnerships and joint ventures continue to expand the geographic scope of existing enterprises.

Organizations are Increasingly Dependent on Timely Access to Critical Data and Applications

Application performance and effective access to data are critical to executing, maintaining and expanding business operations. Employees are increasingly dependent on a wide array of software applications to perform their jobs effectively, such as E-mail, document management, enterprise resource planning and customer relationship management.

Wide-Area Distributed Computing Challenges

Technological advances in computing, networking, semiconductor and storage technologies have improved users’ ability to access data and use applications rapidly across their Local Area Networks (“LANs”) and store enormous amounts of information economically. However, these same applications and storage technologies, which were often designed to operate optimally on LANs, perform slowly across WANs and frequently exhibit performance challenges such as: delays in accessing, saving and transferring files, incomplete or inconsistent back-up and recovery of sensitive data and loss of worker productivity and increased end-user frustration.

Although many companies have attempted to solve these problems solely by adding bandwidth, we believe these performance problems can best be solved by addressing not only bandwidth challenges but also, and usually more importantly, the effects of latency and protocol inefficiencies:

Latency and protocol inefficiencies — “Latency” is the amount of time it takes data to travel distances across a WAN. The inefficiencies come from the numerous interactions between clients and servers that are often required by applications or network transport protocols to complete an operation or transfer data. When combined in geographically distributed computing environments, latency and these inefficiencies result in dramatically slower performance. For example, a simple request to open a file may require hundreds if not thousands of sequential round-trip interactions that, when aggregated, can result in substantial delays. This problem arises from two distinct sources:

●
Network Protocol inefficiencies — Most business applications were designed for optimal use within LAN environments and employ unique communications procedures that result in slow performance when transmitted over a WAN. Transmission Control Protocol (TCP), the underlying transport protocol for most WAN traffic, divides data into relatively small packets that are sent sequentially across the WAN, and require return acknowledgement from the recipient. These numerous round trips across the WAN result in slow performance for the end-user.

●
Bandwidth limitations — Bandwidth is defined as the amount of data that can traverse a network in a given amount of time and is typically measured in megabits per second (Mbps). While most organizations’ LANs typically operate at 100 or 1,000 Mbps, their remote office WAN connections typically operate at 2 Mbps or less. This often results in WAN congestion and poor application and data services performance. In addition, WAN outages limit the effectiveness of workers who are dependent on remote access to data and applications.

Mobile market

Applications for mobile devices and tablets are one of the fastest growing segments in technology today. According to a new research report, the number of mobile application downloads worldwide will grow at a compound annual growth rate of 56.6 percent between 2010 and 2015 to reach 98 billion at the end of the period. Berg Insight estimates that revenues from paid applications, in-app purchases and subscription services – so called direct revenues – reached 2.5 billion in 2010. Berg Insight forecasts direct app store revenues to grow at a compound annual growth rate of 40.7 percent to reach 13.8 billion in 2015. Apple’s iOS is the current leader in direct monetization of mobile applications and will keep the number one position during the forecast period. The Android and Windows Phone operating systems are anticipated to be number two and three, respectively, in 2015.

"Even though the download numbers will increase during the forecast period, most apps are free to download and app monetization will be a challenge for developers," said Johan Svanberg, Senior Analyst at Berg Insight. "Free to download monetization strategies such as in-app advertising and in-app purchasing will be increasingly important. This is especially true in the Asian and Pacific region, which will account for over 40 percent of all mobile application downloads in 2015." He adds that for the next coming years, the native mobile application is here to stay. New web technologies such as HTML5 are promising and will eventually be relevant alternatives to native applications. It is also important to remember that web applications and native applications are not mutually exclusive and publishers looking for maximizing reach should develop for the web as well as for the major mobile platforms.

Index

Critical Partners

We believe that our business benefits greatly from working closely with other leading companies and suppliers in each market. By collaborating with others, we are able to design products that integrate more easily with other devices, add features and functionality to our products and expand our distribution channels, enabling us access to additional customers and markets. We are focusing our strategic relationships internationally with the intent to have more than 50% of our revenue from international sales within 2 years. Below are some of the critical strategic partners of Nuvel:

GEOS Alliance – International Emergency Response Provider

GEOS provides best-of-breed services that encompass security, safety and reliable communications for all travelers, whether they are corporate or private individuals traveling either within North America, Europe, Australia, Asia or remote areas of the world. The GEOS programs are delivered through a fusion of state-of-the-art technology with the unparalleled experience of the very best and most respected specialists in the fields of international, personal and corporate protection, communications, international Search and Rescue (SAR) and worldwide emergency response.

Saggezza – development

Saggezza is a global technology services company providing consulting, systems integration, and outsourcing solutions. Headquartered in Chicago, Illinois, with offices in San Jose, California, London and Bangalore, and a presence in several other cities worldwide. Saggezza is committed to building a diverse team with the experience and reach to service even the most demanding multinational clients in the most competitive industries.

Pursuant to a consulting agreement entered into as of April 29, 2010, the Company retained Saggezza to develop the vSOS App for iPhone and Android, along with the vSOS Server. The agreement provides for compensation of $53,000. On August 16, 2010, the Company entered into another consulting agreement with Saggezza to develop the product NDT – Network Data Tunnel. The project requires six dedicated engineers and provides for compensation of $27,000 a month through January 30, 2012, as amended.

Digital River – e-commerce

Digital River, Inc., a leading provider of global e-commerce solutions, builds and manages online businesses for software and game publishers, consumer electronics manufacturers, distributors, online retailers and affiliates. Its multi-channel e-commerce solution, which supports both direct and indirect sales, is designed to help companies of all sizes maximize online revenues as well as reduce the costs and risks of running an e-commerce operation. Its comprehensive platform offers site development and hosting, order management, fraud management, export controls, tax management, physical and digital product fulfillment, multi-lingual customer service, advanced reporting and strategic marketing services. Founded in 1994, Digital River is headquartered in Minneapolis with offices across the U.S., Asia, Europe and South America.

Apptology – development

Based in Folsom, CA, Apptology Inc. (“Apptology”) is a leading mobile application development, training and marketing company. Unique in their service offering is a comprehensive suite of solutions for the mobile application industry. The management team includes industry pioneers from Silicon Valley and Fortune 500 companies working with and developing mobile, interactive and new media technologies. The 100+ person development team has created hundreds of applications for various companies around the world on all platforms.

Pursuant to a consulting agreement entered into as of January 10, 2011, the Company retained Apptology to create an integration to vSOS for iPhone and PayPal as well as to assist in improving the logo design. In addition, the development company is to write and distribute one press release discussing the product (with Nuvel’s written permission). The agreement provides for compensation of $2,500 per month.  On April 14, 2011, the Company entered into another consulting agreement with Apptology to develop a new product called Distracted Driver Android App. The agreement provides for compensation of $8,000 per month.

Overtime Marketing – Marketing partner

AFCA/FBI National Child ID Program

Overtime Marketing manages the FBI/ National Child ID Program of which vSOS is now an integral part as the next step in Family Safety. The American Football Coaches Association, which represents 32 professional and 681 collegiate football teams and thousands of high school coaching staff, launched the National Child Identification Program in 1997 as a community service initiative dedicated to helping protect America's youth. According to AFCA Executive Director Grant Teaff, AFCA coaches have embraced the National Child Identification Program. Since its inception, the National Child Identification Program has distributed over 30 million ID Kits and has a goal of 62 million.

In the fall of 2001, the FBI took an active role in support of child identification and partnered with the National Child Identification Program. The partnership allows the National Child Identification Program to supply ID Kits to more than 18,000 state and local law enforcement agencies across the country.

Index

Competition

The expanding capabilities of our product offerings have enabled us to address a growing array of opportunities, many of which are not addressed by our competitors.  The design of the Network Data Tunnel is unique compared to the other products in this market and we are truly a disruptive technology for existing solutions. Our competitor’s product offerings include hardware appliances as a major part of their solution. The major benefits of our Network Data Tunnel are: software only solution, easy to install and implement, scalable from very small to very large networks, and priced extremely competitive with a subscription model. With this model, we can easily migrate down to the consumer level, which is where the biggest demand will come in the future.

In the WAN Acceleration market, we compete with large companies such as Cisco Systems, Citrix Systems, Riverbed Technology, Silver Peak and Blue Coat Systems. The principal competitive factors in the market in which we compete include: product performance and features; customer support; brand recognition; the scope of distribution and sales channels; and pricing. Many of our competitors have a longer operating history and greater financial, technical, marketing and other resources than we do. These larger competitors also have a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers.

In the mobile application arena, it is a new and dynamically changing marketplace. The cost of entry is low and we see many competitors already with pieces of our solution but not with a patented, well thought out complete system with a world class International Emergency Response Center like we have created. The biggest competitors will come from other security and safety systems such as On-Star and Agero from the automotive market and companies migrating from medical device systems like Lifeline Medical Alert. We also will see competition from handset manufacturers like Great Call and stand alone systems like My Force. We believe many of these companies would be open to discuss business development opportunities if they see our solution as a less expensive and superior offering for their customers.

Employees

The Company has currently 7 employees.

Private Placement of Convertible Notes and Warrants of Nuvel DE

From February 2010 through December 2011, Nuvel DE conducted a bridge offering of approximately $2,700,000 of its Secured Convertible Promissory Notes (the “Bridge Notes”) and Warrants (the “Bridge Warrants”) to 24 accredited investors (the “Bridge Investors”) pursuant to certain Subscription Agreements as amended on July 5, 2011 and December 30, 2011. The Bridge Notes may be convertible into the Company's securities sold in a Qualified Financing at a conversion price of the lower of $0.54 or the price of the securities sold in a Qualified Financing. The Qualified Financing is defined as an offering of the Company’s securities for gross proceeds of no less than $1,500,000 (including the debt canceled through conversion of principal and interest with respect to the Bridge Notes but deducting any repayment in cash of principal and interest of the Bridge Notes and the Paragon Note). In the event of a Qualified Financing, the Bridge Investors may elect to convert the Bridge Notes or to request the Company to repay all outstanding principal and interests of the Bridge Notes. The Bridge Warrants entitle the Bridge Investors to purchase the number of shares that are calculated by dividing (x) 50% of the outstanding principal plus interest of the Bridge Notes by (y) the conversion price of the Bridge Notes. The Warrants will expire on the earlier of the seventh year anniversary or the closing of a Sale or Merger Transaction, as defined in the Warrants.

In addition, from April 29, 2010 through April 5, 2012, Nuvel DE took short term loans of a total of approximately $750,000 from eight accredited investors (of which $305,000 have been repaid) and all such investors elected to convert their outstanding short term loans into Bridge Notes. Some of such converted short term loans will mature on approximately April 18, 2012 and some are extendable for a 60-day period. These investors also received certain number of warrants in the form of the Bridge Warrant in connection with the short term loans.

In connection with the consummation of the Share Exchange Transaction, Nuvel DE received a loan of $390,000 from Paragon Capital, LP and its affiliate Paragon Capital Offshore LP (collectively, “Paragon”) bearing interest at an annual rate of 8% pursuant to a note dated December 30, 2011 (the “Paragon Note”). The loan will be due on December 31, 2012, and this loan is secured pursuant to a Security Agreement, dated December 30, 2011. In addition, Paragon and its designated person received an aggregate of 1,739,706 shares of common stock of the Company and a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share with a term of 7 years (the “Paragon Warrant”). In addition, the Company provided a guaranty to Paragon for securing the Paragon Note, and certain shareholders of the Company signed lockup agreements with the Company (each, a “Lockup Agreement”), covenanting not to sell or transfer their shares of Common Stock until 180 days after the Paragon Note is fully paid off.

Index

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

Our principal executive offices are located at 315 University Ave, Los Gatos, California.  We occupy the premises pursuant to a one year lease that expires on October 31, 2012 and provides for a base monthly rent of $1,050.  Pursuant to the lease, we have the right to extend the term of the lease any time prior to its expiration.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been approved for quotation on the over-the-counter bulletin board market under the symbol, initially as "HRMY" and currently as “NUVL,” but there has been no reported trading in the Company’s Common Stock since it was quoted on June 20, 2011 until December 31, 2011.

The transfer agent for the Company's common stock is Globex Transfer, LLC at the address of 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Stockholders

As of April 13, 2012, there were approximately 18 holders of record of our Common Stock.

Dividends

The  Company  has never  paid a cash  dividend  on its  common  stock and has no present  intention  to declare or pay cash  dividends on the common stock in the foreseeable  future.  The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.  Future dividends, if any, will depend on earnings, financing requirements and other factors.

Index

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Certain statements in this Report, and the documents incorporated by reference herein, constitute forward-looking statements. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

The Company, through its wholly-owned subsidiary Nuvel DE, engages in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over a Wide Area Network (“WAN”), or across an enterprise’s gateway to the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. We have also developed and designed personal safety applications that are accessible via various mobile and tablet platforms.

We are a development stage enterprise. Our primary activities have been the design and development of our products, negotiating strategic alliances and other agreements and raising capital. We have not commenced our principal operations, nor have we generated any material revenues.

Since inception, we have incurred substantial losses. As of December 31, 2011 and December 31, 2010, our accumulated deficit was $6,970,260 and $1,364,729, respectively, our stockholders’ deficiency was $5,077,380 and $1,364,629, respectively, and our working capital deficiency was $5,077,380 and $1,364,629, respectively.  We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products.  We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2011 and December 31, 2010, and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to December 31, 2011 and through April 5, 2012, we received aggregate debt financing of $270,000 and advances from a director in the amount of approximately $60,000.  The Company currently has notes payable and convertible notes totaling $1,875,000 that are past maturity and in default.  The Company expects that its current cash on hand will fund our operations only through April 2012.  Due to the impending lack of funds, we are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotions activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

Index

Year Ended December 31, 2011 compared with the period from January 20, 2010 (inception) to December 31, 2010

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the year ended December 31, 2011, marketing and promotion expenses increased by $51,765, or 191%, as compared to the period from January 20, 2010 (inception) to December 31, 2010. The increase resulted primarily from the engagement of a creative services consultant for the entire twelve months of 2011 as compared to five months in 2010. In addition, the monthly fee doubled at the beginning of 2011 relating to this consultant.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the year ended December 31, 2011, payroll and benefits increased by $441,493, or 59%, as compared to the period from January 20, 2010 (inception) to December 31, 2010. The increase resulted primarily from the Company initially hiring consultants for the first half of 2010 who then became full time employees of the Company. The Company currently has 7 full time employees.

Merger Expenses

Merger expenses consist of $2,224,780 recorded for the stock and warrants that were issued to Paragon, $350,000 for other costs related to the reverse merger, and $40,000 in legal fees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses.  For the year ended December 31, 2011, general and administrative expenses increased by $202,372, or 137%, as compared to the period from January 20, 2010 (inception) to December 31, 2010.  The increase resulted primarily from an increase in professional fees related to our initial SEC filings.  In addition, an investor relations firm was engaged in 2011.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the year ended December 31, 2011, research and development expenses increased by $156,547, or 83%, as compared to the period from January 20, 2010 (inception) to December 31, 2010.  The increase resulted primarily from the addition of a second development firm at the beginning of 2011.

Other expense

Other expense represents the change in fair value of warrants, amortization of debt discount and deferred financing charges,  and interest expense.  For the year ended December 31, 2011, other expenses increased by $773,845, or 301%, as compared to the period from January 20, 2010 (inception) to December 31, 2010.  The Company marked certain warrants to fair value which accounted for $216,150 of the expense relating to the change in fair value of warrant liabilities. The amortization of the debt discount increased by $276,316 as additional convertible notes were issued and the acceleration of the debt discount from the cancellation of notes and warrants.  The amortization of deferred financing costs increased by $116,167 as additional charges related to raising funds were incurred.    Interest expense increased by $165,212 as additional new convertible notes were issued and the certain maturity dates were extended.

Index

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2011	2010
Cash	$34,792	$10,083
Working Capital Deficiency	$(5,077,380)	$(1,364,629)
Debt (Current)	$3,265,000	$1,200,000

From January 20, 2010 (inception) through December 31, 2011, we raised a total of $3,570,000 from the issuance of notes payable and convertible notes (of which $305,000 was repaid).  As of December 31, 2011, we had $34,792 in unrestricted cash, and a working capital deficiency of $5,077,380. As of December 31, 2010, we had $10,083 in unrestricted cash, and a working capital deficiency of $1,364,629.   Subsequent to December 31, 2011 and through April 5, 2012, we secured additional debt financing of $270,000 and advances from a director in the amount of approximately $60,000.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2011, for the period from January 20, 2010 (inception) to December 31, 2010, and for the period from January 20, 2010 (inception) to December 31, 2011 in the amounts of $1,803,291, $1,010,017, and $2,813,308, respectively.

The cash used in operating activities in the year ended December 31, 2011 was due to cash used to fund a net loss of $5,605,531, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, the change in fair value of warrant liabilities, and merger costs in the aggregate amount of $3,020,163 as well as a change in accounts payable, accrued expenses, and prepaid expenses of $782,077.

The cash used in operating activities for the period from January 20, 2010 (inception) to December 31, 2010 was due to cash used to fund a net loss of $1,364,729, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, and the change in fair value of warrant liabilities in the aggregate amount of $186,750 as well as a change in accounts payable, accrued expenses, and prepaid expenses of $167,962.

Net Cash Used in Investing Activities

The Company did not use any funds for investing activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2011 and for the period from January 20, 2010 (inception) to December 31, 2010 was $1,828,000 and $1,020,100, respectively, primarily from the issuance of notes payable and convertible notes.

Availability of Additional Funds

Based upon our working capital deficiency as of December 31, 2011 and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to December 31, 2011 and through April 5, 2012, we received aggregate debt financing of $270,000 and an advances from a Director in the amount of approximately $60,000.  The Company currently has notes payable and convertible notes payable totaling $1,875,000 that are past due and in default.  The Company expects that its current cash on hand will fund our operations only through April 2012.  Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes).  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, and competing technological and market developments.

Index

 We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or to obtain funds by entering into financing agreements on unattractive terms.

These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included elsewhere in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, debt discount, warrant liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 3 to the Financial Statements included in this Annual Report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2011 and 2010, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations and their respective maturity dates as of December 31, 2011:

Contractual Obligations	Total	2012	2013	2014	2015	2016

Short-term debt obligations	$3,265,000	$3,265,000	$-	$-	$-	$-
Interest obligations (1)	306,060	306,060	-	-	-	-
Operating lease obligations (2)	10,500	10,500	-	-	-	-

	$3,581,560	$3,581,560	$-	$-	$-	$-
_______________

(1)	Interest rate obligations are presented through the maturity dates of each component of short-term debt.

(2)
Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to ASC 840 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Index

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Accountants

On February 21, 2012, in connection with the Company’s acquisition of the assets and operations of Nuvel DE and the related change in control of the Company, Board of Directors of Harmony Metals, Inc. approved to terminate Lake & Associates, CPA’s LLC (“LACPA”) as the Company’s independent registered public accounting firm.

The Company’s consolidated financial statements since inception through the fiscal year ended September 30, 2011 were audited by LACPA. The LACPA’s reports on our  financial statements for each of the past two fiscal years did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2011 and 2010 and through February 21, 2012, (a) there were no disagreements with LACPA on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LACPA, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On February 21, 2012, the Board of Directors of the Company ratified the appointment of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2011 and the period from January 20, 2010 (inception) to December 31, 2010. Marcum is located at 750 Third Avenue, 11th Floor, New York, NY 10017.

During the Company's previous fiscal years ended September 30, 2011 and 2010 and through February 21, 2012, neither the Company nor anyone on the Company's behalf consulted with Marcum regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K. Prior to the Share Exchange Transaction, Nuvel DE had been audited by Marcum.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2011.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over reporting, because of its inherent limitations, may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011 we had identified certain matters that constituted a material weakness in our internal controls over financial reporting.  Specifically, we have limited segregation of duties within our accounting and financial reporting functions.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.  We have taken steps to address this matter, including the hiring of a Chief Financial Officer in December 2011.  We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.   Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies since the reverse merger and recapitalization occurred on December 30, 2011, and management needs additional time to complete its full assessment of the accounting acquirer.  This annual report also does not contain an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting and since the rules for smaller reporting companies do not require such attestation report.

Changes in Internal Controls Over Financial Reporting

In connection with the Share Exchange, on December 30, 2011, our former Chairwoman of the Board, Chief Financial Officer, President and Treasurer, resigned from all her positions in the Company. The Company appointed a new Chairman of the Board, Chief Executive Officer, and Directors. Except for the effects of the Share Exchange Transaction, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended December 31, 2011, but not reported.

Index

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Charles Resnick	60	Chairman of the Board

Jay Elliot	72	Chief Executive Officer, President and Director

Gregory Osborn	47	Director

Jorge Fernandez	37	Chief Financial Officer

Randy Hagin	57	Senior Vice President Sales

Syed Aamer Azam	44	Chief Technology Officer

Charles Resnick - Chairman

Mr. Resnick is currently a Managing Partner of Inflexion Fund, an early state venture capital fund located in Florida.  Mr. Resnick previously worked at Danka Business Systems, Tropicana Products, Mellon Bank, PepsiCo and Procter & Gamble. He served as Assistant to the President of the United States negotiating with G-7 Finance Ministers under the Bush and Clinton Administrations. In his most recent position, he was a founder and Vice President of Corporate Development of Mimeo Printing Technologies. Mr. Resnick is currently serving as a director of Cella Energy, a UK corporation, as well as President of its subsidiary in the U.S.  He previously worked as CEO and director of Celsia Technologies, Inc., a company engaged in the computer cooling solution technology development.  Mr. Resnick aduated from St. Louis University with a B.S. degree in 1972 and an MBA degree in 1975.

Greg Osborn - Director

Mr. Osborn is Co-Founder and Managing Partner of Middlebury Securities LLC. Mr. Osborn previously worked as an investment banker at Drexel Burnham, Smith Barney, Paine Webber, Axiom Capital, Indigo Capital and currently at Middlebury Securities LLC. Mr. Osborn earned his bachelor degree from Ramapo College.

Jay Elliot - CEO, President and Director

Mr. Elliot was previously Senior Executive Vice President of Apple Computer, reporting to Mr. Steve Jobs. Mr. Elliot also managed a software division of IBM with 16,000 employees as director of its Santa Theresa Software Laboratory in 1978, he served as director of Intel’s California operations in 1979 and CEO of New Health Systems in 1989, a company in the business of electronic health care records. Mr. Elliot is founder and chairman of Migo Software.  Mr. Elliot graduated from San Jose State University in 1969 with a bachelor degree in Mathematics.

Jorge Fernandez - CFO

Mr. Fernandez was previously Chief Financial Officer of Celsia Technologies, Inc., a company engaged in the computer cooling solution technology development.  Prior to that, Mr. Fernandez served as the Finance Director for Tiger Direct (NYSE: SYX), a Fortune 1000 computer and electronics retailer, as Finance Director-Latin America for PRG-Schultz (NASDAQ: PRGX), an accounts payable recovery audit services firm and held the position of VP of Finance for Fiera Group, an e-commerce startup in Latin America. Mr. Fernandez began his career as part of the assurance practice at Arthur Andersen LLP, where he managed audit engagements in South Florida. Mr. Fernandez received his Bachelors and Masters degree in Accounting from the University of Florida, and is a Certified Public Accountant licensed in the State of Florida.

Index

Randy Hagin - Senior Vice President Sales

Mr. Hagin has an extensive background working with Fortune 500 companies in the areas of sales, technology and strategic partnerships. He has also built premiere worldwide direct and channel sales organizations. Mr. Hagin has over twenty years of experience in software sales, including key executive sales positions at Connectix (acquired by Microsoft) and Aldus (acquired by Adobe). In both Connectix and Aldus he built multi-million dollar sales revenues. Randy recently worked for Migo Software where his responsibilities included spearheading the company’s direct and channel sales teams plus international sales spanning Europe, the Pacific Rim, and the Middle East.  He received his BS in Marketing and Finance from Santa Clara University, where he was a California State Scholar.

Syed Aamer Azam - Chief Technology Officer

Mr. Azam has 15 years of software development experience. Prior to Nuvel, Mr. Azam was the Vice President of Engineering at Migo Software, Inc. At Migo he was the chief architect for the Migo synchronization and mobile product lines and helped the company grow to over 20 million users, including the use of Migo software on the Kingston Technology line of USB products. Mr. Azam was Senior Vice President of Engineering for Clickmarks, Inc, where he directed the development, testing and support of the company’s line of data integration and mobile products. Preceding Clickmarks, he held the position of CTO and VP Engineering at Wordwalla, Inc. where he headed the development of technologies that sped entrance to new markets, and led the technology sales effort for the company. He also directed the development of the company’s Dynamic Content & State Recognition Engine. Mr. Azam holds a Masters degree from Princeton University in Astrophysical Sciences, and has a Bachelors degree from the California Institute of Technology (Caltech) in Physics. He also holds 5 patents related to software development.

Director Qualifications

The Company’s Board of Directors believes that each director’s experience, qualifications, attributes, or skills on an individual basis and in combination with those of other directors lead to the conclusion that each director should serve in such capacity. Among the attributes or skills common to all of the Company’s are their ability to review critically and to evaluate, question, and discuss information provided to them, to interact effectively with the other directors, officers and employees of the Company, as well as service providers, counsel, and the Company’s independent registered public accounting firm, and to exercise effective and independent business judgment in the performance of their duties as directors. The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Board to conclude that the individual should be serving as a director of the Company:

Charles Resnick - Chairman

Mr. Resnick has 25-years of global management experience with various conglomerates such as Danka Business Systems, Tropicana Products, Mellon Bank, PepsiCo and Procter & Gamble. Mr. Resnick also possesses extensive M&A experience in over 100 acquisitions and divestitures. He also served as Assistant to the President of the United States negotiating with G-7 Finance Ministers under the Bush and Clinton Administrations. When he served as Vice President of Corporate Development of Mimeo Printing Technologies, Mr. Resnick was instrumental in building a strategic business and investment relationship with Hewlett-Packard and UPS. We believe that Mr. Resnick's qualifications and his extensive business experience provide a unique perspective for our board.

Jay Elliot - CEO, President and Director

Mr. Elliot is the founder of Nuvel, Inc. and has more than 30-years of technology operations experience. His previous experience as Senior Executive Vice President of Apple Computer, as a director of Santa Theresa Software Laboratory, a software division of IBM and as a director of Intel’s California operations brings in to our Company the essential leadership and experience. We believe that Mr.  Elliot is well suited to sit on our board based on his extensive business experience.

Greg Osborn - Director

Mr. Osborn brings over 20 years of business and financial experience. He has led teams in arranging private and public debt and equity financing in excess of $1 billion over the course of his career. He has extensive experience in many industry verticals and sub-verticals, mergers and acquisitions transactions including acquisitions, divestitures, recapitalization, LBOs, APOs and joint ventures. We believe that Mr. Osborn's expertise in financial matters based on his extensive investment banking experience positions him well as our director.

Family Relationships

There are no family relationships among any of the Company’s present directors and officers.

Index

Board Composition and Committees

The Company’s Board of Directors is currently composed of three members, Charles Resnick, Gregory Osborn and Jay Elliot.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Code of Ethics

Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

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

Index

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2011, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period from January 20, 2010 (inception) to December 31, 2010 and during the fiscal year ended December 31, 2011 for services to the Company’s subsidiary, Nuvel DE.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Jay Elliot	CEO	2010	165,775	-	3,100	-	-	-	168,875
		2011	168,255	-	-	-	-	-	168,255
Jorge Fernandez (2)	CFO	2010	-	-	-	-	-	-	-
		2011	7,625	-	-	-	-	-	7,625
Randy Hagin	SVP of Sales	2010	121,908	-	1,236	-	-	-	123,144
		2011	126,391	-	-	-	-	-	126,391
Syed Aamer Azam	CTO	2010	44,333	-	868	-	-	-	45,201
		2011	114,325	-	-	-	-	-	114,325

(1)	The Company recorded the stock awards as founder’s shares valued at par value of the common stock of Nuvel DE.

(2)	Jorge Fernandez became the CFO of Nuvel DE in December 2011, therefore there was no compensation paid to Mr. Fernandez in the period since inception until December 31, 2010.

Index

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s non-employee directors during the period from January 20, 2010 (inception) to December 31, 2010 and during the year ended December 31, 2011 for services to the Company’s subsidiary, Nuvel DE:

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)(2)		Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compen- sation ($)		Total ($)
Charles Resnick (3)	2010	20,000		418		-		-		-		-		20,418
	2011		-		-		-		-		-		-	-
Greg Osborn	2010	-		1,482		-		-		-		-		1,482
	2011		-		-		-		-		-	-		-

(1)
The amounts in this column represent cash payments made to non-employee independent directors for base compensation from January 20, 2010 (inception) to December 31, 2010 and the year ended December 31, 2011.

(2)	The Company recorded the stock awards as founder’s shares valued at par value of the common stock of Nuvel DE.

(3)	The shares of common stock of Nuvel DE were awarded to Resnick Enterprises, a company owned by Charles Resnick, and recorded as founder shares.

Employment Agreement and Benefits

We currently have seven employees.  Jay Elliot, Randy Hagin, Syed Aamer Azam and three other employees entered into employee agreements with Nuvel DE on July 15, 2010. Another employee entered into an employee agreement with Nuvel DE on August 16, 2010. Jorge Fernandez, our CFO, does not have an employment agreement with us.

The employment agreements of Messrs Jay Elliot, Randy Hagin and Syed Aamer Azam are in substantially similar forms, except for the salary and the number of Nuvel DE’s shares granted. Pursuant to such employment agreements, Messrs Jay Elliot, Randy Hagin and Sayed Aamer Azam are at-will employees and no other payments will be received upon termination of their employment except for the unpaid salaries and the continuing benefit plans/policies until expiration of such plans and policies. The employment agreements also contain a confidentiality provision, which requires each such employee to sign off a Proprietary Information and Inventions Agreement.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from January 20, 2010 (inception) to December 31, 2010 or the fiscal year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 20, 2010 (inception) to December 31, 2010 or the fiscal year ended December 31, 2011.

Grants of Plan-Based Awards in Fiscal Year 2011

For the year ended December 31, 2011, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2011. No equity awards were made during the fiscal year ended December 31, 2011.

Option Exercises and Stock Vested in Fiscal 2011

For the year ended December 31, 2011, our executive officers have neither been granted any options, nor did any unvested stock granted to executive officers vest.  As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Index

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of April 13, 2012 , by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were outstanding 11,764,706 shares of Common Stock.

Name and Address of Beneficial Owner(1)	Amount, Nature and Percentage of Beneficial Ownership (2)

Charles Resnick (Chairman)	418,000 shares (voting)	3.55%

Jay Elliot (CEO and Director)	3,100,000 shares (voting)	26.35%

Gregory Osborn (Director)	1,482,000 shares (voting)	12.60%

Jorge Fernandez (CFO)	-	-

Randy Hagen (SVP)	1,236,000 shares (voting)	10.51%

Aamer Azam	868,000 shares (voting)	7.38%

All Directors and Officers, as a Group	7,104,000 shares (voting)	60.38%

5% Security Holders

Paragon Capital LP 110 E. 59th St. 22nd Fl. New York, NY 10022	2,430,878 shares (voting) (3)	17.66%

(1)   The address for each officer and director is c/o Nuvel Holdings, Inc., 315 University Avenue, Los Gatos, CA 95030.

(2)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (11,764,706), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)   Including 430,878 shares of Common Stock and an aggregate of 2,000,000 shares of Common Stock issuable upon the exercise of immediately exercisable of the Warrant held by Paragon Capital LP.

Index

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2010, Nuvel DE signed a placement agent agreement (the “Placement Agent Agreement”) with Middlebury Group LLC (“Middlebury”) to act as the placement agent in connection with private placement offerings comprised of bridge notes, convertible preferred stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor. This is a related party transaction because Gregory Osborn, one of our directors, is a partner at Middlebury. During the fiscal year ended December 31, 2011 and the period from January 20, 2010 (inception) to December 31, 2010, the Company paid Middlebury $155,000 and $89,000, respectively, for the services rendered pursuant to the Placement Agent Agreement. As of December 31, 2011 and 2010, the Company owed Middlebury $75,000 and $12,500, respectively, for services rendered pursuant to the Placement Agent Agreement.

We do not have an established policy regarding related transactions.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  The Company believes that Charles Resnick and Gregory Osborn are “independent” as such term is defined by the rules of the Nasdaq Stock Market.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Lake & Associates, CPA’s LLC, independent certified public accountants, located at 20283 State Road #7 Suite 300, Boca Raton, FL 33498, served as independent public accountant and audited the financial statements of the Company for the year ended September 30, 2011 and the period from October 19, 2009 (inception) through September 30, 2010 . As a result of the reverse merger and recapitalization of the Company on December 30, 2011, the Company’s fiscal year end changed to December 31. On February 21, 2012, in connection with the Company’s acquisition of Nuvel DE’s assets and business and the related change in control of the Company, our Board of Directors elected to discontinue our relationship with Lake & Associates, CPA’s LLC as our independent accountant and appointed Marcum LLP, independent registered public accountants located at 750 Third Avenue, 11th Floor, New York, NY 10017, to be the independent registered public accountant of the Company.

Fees and Services of Independent Registered Public Accountants

The following table sets forth approximate fees billed or expected to be billed to Nuvel DE for the fees and services rendered by Marcum LLP during the period from January 20, 2010 (inception of Nuvel DE) through December 31, 2010 and the year ended December 31, 2011.

	Year Ended December 31, 2011	January 20, 201- (inception) through December 31, 2010

Audit Fees	$60,000	$70,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$60,000	$70,000

The following table sets forth fees billed to us for the fees and services rendered by Lake & Associates, CPA’s LLC during the period from October 19, 2009 (inception) through September 30, 2010 and the year ended September 30, 2011.

	Year Ended September 30,2011	October 19, 2009 (inception) through September 30, 2010

Audit Fees	$4,000	$3,750
Audit-Related Fees	2,300	-
Tax Fees	-	-
All Other Fees	-	-

Total	$6,300	$3,750

Index

ITEM 15.    EXHIBITS

(a)    Exhibits
The following exhibits are filed with this report on Form 10-K:

Exhibit Number	Description

2.1	Plan of Merger between the Company and HRMY Sub, Inc., dated March 20, 2012.*

3.1	Articles of Incorporation of the Company, dated June 15, 2010. (3)

3.2	Articles of Merger of the Company filed with the State of Florida on March 21, 2012. *

3.3	Bylaws. (3)

4.1	Form of the Bridge Notes pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.2	Form of Bridge Warrants pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.3	Form of Paragon Note issued to Paragon Capital Offshore LP, dated December 30, 2011. (2)

4.4	Form of Paragon Warrant issued to Paragon Capital LP, dated December 30, 2011. (2)

10.1	Share Exchange Agreement by and among the Company, certain former shareholders of the Company, Nuvel DE and Nuvel DE Stockholders, dated December 30, 2011. (1)

10.2	Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

10.3	Security Agreement between Nuvel DE and Paragon Capital Offshore LP, dated December 30, 2011. (2)

10.4	Form of Guaranty of the Company for the Paragon Note, dated December 30, 2011. (2)

10.5	Form of Lockup Agreement between certain shareholders and the Company, dated December 30, 2011. (2)

10.6	Form of Employment Agreement. (2)

10.7	Form of Proprietary Information and Inventions Agreement. (2)

10.8	Assignment and Assumption Agreement between the Company and Sahej Holdings, Inc., dated February 1, 2012. (2)

10.9	Third Amendment to the Subscription Agreement between the Company and the investor named therein, dated December 30, 2011. *

21.1	List of Subsidiaries. *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

(1)	Filed on January 6, 2012 with the initial filing of this Current Report on Form 8-K.
(2)	Filed on March 19, 2012 with Amendment No.2 to the Company’s Current Report on Form 8-K/A.
(3)	Included as an Exhibit to our Registration Statement on Form S-1 filed on November 5, 2010.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVEL HOLDINGS, INC.

Date: April 13, 2012	By:	/s/ Jay Elliot
Jay Elliot, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jorge Fernandez
Jorge Fernandez, Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jay Elliot
Jay Elliot
Chief Executive Officer (Principal Executive
Officer) and Director

/s/ Charles Resnick
Charles Resnick
Director

/s/ Gregory Osborn
Gregory Osborn Director

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nuvel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Nuvel Holdings, Inc. and Subsidiary (the “Company”) (a company in the development stage) (formerly known as Harmony Metals, Inc.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2011, for the period from January 20, 2010 (inception) through December 31, 2010, and the period from January 20, 2010 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nuvel Holdings, Inc. and Subsidiary, as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, the period from January 20, 2010 (inception) through December 31, 2010, and the period from January 20, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 2 to the consolidated financial statements, the Company is in the development stage, has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Marcum llp
Marcum llp
New York, NY
April 13, 2012

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED BALANCE SHEETS

Assets
	December 31,	December 31,
Current assets:	2011	2010
Cash	$34,792	$10,083
Prepaid expenses	2,900	1,900
Deferred financing costs, net	36,666	47,917
Total current assets	$74,358	$59,900

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$246,545	$50,640
Accrued expenses	706,393	119,222
Notes payable, net of debt discount of $80,500 and $0 as of
December 31, 2011 and 2010, respectively - See Notes 2 and 6	484,500	175,000
Convertible notes payable, net of debt discount of $1,316,849
and $17,083 as of December 31, 2011 and 2010, respectively - See Notes 2 and 5	1,383,151	1,007,917
Warrant liabilities	2,331,149	71,750
Total current liabilities	5,151,738	1,424,529

Commitments and Contingencies

Stockholders' deficiency:

Preferred stock, $0.001 par value; authorized, 15,000,000 shares;	-	-
no issued or outstanding shares as of December 31, 2011 and 2010
Common stock, $0.001 par value; authorized, 100,000,000 shares;
Issued and outstanding, 11,764,706 and 10,000,000 shares as of December 31, 2011 and 2010, respectively	11,765	10,000
Additional paid in capital	1,881,115	(9,900)
Deficit accumulated during the development stage	(6,970,260)	(1,364,729)

Total stockholders' deficiency	(5,077,380)	(1,364,629)

Total liabilities and stockholders' deficiency	$74,358	$59,900

The accompanying notes are an integral part of these consolidated financial statements.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Period from January 20, 2010 (Inception) to December 31, 2010	Period from January 20, 2010 (Inception) to December 31, 2011

Revenue	$-	$-	$-

Operating expenses:

Marketing and promotion	78,920	27,155	106,075
Payroll and benefits	1,185,485	743,992	1,929,477
Merger costs	2,614,780	-	2,614,780
General and administrative	349,871	147,499	497,370
Research and development	345,455	188,908	534,363

Total operating expenses	4,574,511	1,107,554	5,682,065

Operating loss	(4,574,511)	(1,107,554)	(5,682,065)

Other income (expense)

Change in fair value of warrants	(209,525)	6,625	(202,900)
Amortization of debt discount	(337,608)	(61,292)	(398,900)
Amortization of deferred financing costs	(248,250)	(132,083)	(380,333)
Interest expense	(235,637)	(70,425)	(306,062)
Total other expense	(1,031,020)	(257,175)	(1,288,195)

Net loss	$(5,605,531)	$(1,364,729)	$(6,970,260)

Net loss per common share: basic and diluted	$(0.56)	$(1.97)

Weighted average number of common shares
outstanding: basic and diluted	10,009,670	693,642

The accompanying notes are an integral part of these consolidated financial statements.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 20, 2010 (INCEPTION) TO DECEMBER 31, 2011

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of January 20, 2010 (Inception)	-	$-	$-	$-	$-

Initial contribution upon formation of the Company	-	-	100	-	100
Issuance of Founder's Shares for no consideration on December 8, 2010 (at $0.001)	10,000,000	10,000	(10,000)	-	-
Net loss for the period from January 20, 2010 (inception) ended December 31, 2010	-	-	-	(1,364,729)	(1,364,729)
Balance as of December 31, 2010	10,000,000	$10,000	$(9,900)	$(1,364,729)	$(1,364,629)

Reclassification of warrant liability upon surrender of warrants	-	-	588,000	-	588,000
Issuance of shares pursuant to recapitalization December 30, 2011 (at $0.001)	25,000	25	(25)	-	-
Issuance of common stock to investor as a transaction cost of the reverse recapitalization December 30, 2011 (at $0.001)	1,739,706	1,740	1,303,040	-	1,304,780
Net loss for the year ended December 31, 2011	-	-	-	(5,605,531)	(5,605,531)
Balance as of December 31, 2011	11,764,706	$11,765	$1,881,115	$(6,970,260)	$(5,077,380)

The accompanying notes are an integral part of these consolidated financial statements.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Period from January 20, 2010 (Inception) to December 31, 2010	Period from January 20, 2010 (Inception) to December 31, 2011

Cash flows from operating activities:
Net loss	$(5,605,531)	$(1,364,729)	$(6,970,260)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	337,608	61,292	398,900
Amortization of deferred financing costs	248,250	132,083	380,333
Change in fair value of warrant liabilities	209,525	(6,625)	202,900
Non-cash merger costs	2,224,780	-	2,224,780
Changes in operating assets and liabilities:
Accounts payable	195,905	50,640	246,545
Accrued expenses	587,172	119,222	706,394
Prepaid expenses	(1,000)	(1,900)	(2,900)
Net cash used in operating activities	(1,803,291)	(1,010,017)	(2,813,308)

Cash flows from financing activities:
Proceeds from notes payable	545,000	325,000	870,000
Repayment of notes payable	(155,000)	(150,000)	(305,000)
Proceeds from convertible notes payable	1,675,000	1,025,000	2,700,000
Fees paid to third parties in connection with
convertible notes payable	(237,000)	(180,000)	(417,000)
Proceeds from initial capital contribution	-	100	100
Net cash provided by financing activities	1,828,000	1,020,100	2,848,100

Net increase in cash	24,709	10,083	34,792
Cash, beginning of the period	10,083	-	-

Cash, end of the period	$34,792	$10,083	$34,792

Non-Cash Investing and Financing Activities:
Value of warrants recorded as debt discount in
connection with notes payable	$1,717,874	$78,375	$1,796,249
Reclassification of warrant liability upon
surrender of warrants	$588,000	$-	$588,000
Issuance of founders’ shares	$-	$10,000	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business Organization, Nature of Operations and Reverse Recapitalization

Nuvel Holdings, Inc. is a Florida corporation incorporated on October 19, 2009.  Nuvel Holdings, Inc. was previously known as Harmony Metals, Inc. prior to its name change effective on April 10, 2012.  On March 20, 2012, Harmony Metals, Inc. acquired the outstanding shares of HRMY Sub, Inc., a newly formed Florida corporation.  On April 10, 2012, Harmony Metals, Inc. merged HRMY Sub, Inc. into itself and changed its name to Nuvel Holdings, Inc. (the "Company") solely to effect a name change.

On December 30, 2011, the Company, certain stockholders of the Company (the “Company Stockholders”), Nuvel, Inc., a Delaware Company, (“Nuvel DE”) and all of the stockholders of Nuvel DE (the “Nuvel DE Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”), whereby (i) the Company issued to the Nuvel DE Stockholders an aggregate of 7,508,333 shares of its common stock, par value $.001 (the “Common Stock”), in exchange for an aggregate of 10,000 shares of common stock of Nuvel DE held by the Nuvel DE Stockholders, and (ii) Nuvel DE acquired from the Company Stockholders a total of 6,580,000 shares of Common Stock for a total purchase price of $350,000. In connection with the Share Exchange Transaction, a total of 8,082,500 shares of Common Stock, including 6,580,000 shares acquired by Nuvel DE, were canceled. In connection with the Share Exchange, the Company received a loan from an investor and issued that investor and its affiliate an aggregate of 1,300,000 shares of common stock of the Company.  Following the close of the Share Exchange Agreement, Harmony succeeded to the business of Nuvel DE as its sole line of business. On February 21, 2012, the Share Exchange Agreement was corrected to issue an additional 2,491,667 shares of Common Stock to the Nuvel DE Stockholders on a pro rata basis and 439,706 shares of Common Stock to the investor and its affiliate (see Note 9). As a result, after giving effect to the foregoing, there were a total of 11,764,706 shares of Common Stock issued and outstanding, of which 85% are held by the Nuvel DE Stockholders. The additional share issuance on February 21, 2012 was incorporated into the retroactive effect of the recapitalization in the Company’s consolidated financial statements. As a result of the Share Exchange Transaction, Nuvel DE became a wholly owned subsidiary of the Company, and the officers of Nuvel DE became officers of the Company.  The transaction is being accounted for as a reverse recapitalization, whereby Nuvel DE is deemed to be the acquirer for accounting purposes.  The financial statements set forth in this report for all periods prior to the reverse recapitalization are the historical financial statements of Nuvel DE, and have been retroactively restated to give effect to the Share Exchange Transaction.

The Company previously conducted its operations through a sole operating subsidiary, Harmony Metals Design, Inc., a Florida corporation, which was incorporated on June 17, 2010. On February 1, 2012, the Company assigned to Sahej Holdings, Inc. all of the outstanding shares of Harmony Metals Design, Inc. that it owned pursuant to an Assignment and Assumption Agreement. Harmony Metals Design, Inc. therefore ceased to be a wholly owned subsidiary of the Company.

Nuvel DE designs, develops and markets Wide Area Network Acceleration (WANa) Solutions that are built for the purpose of accelerating and optimizing the flow of information over the Internet. The Company’s products are deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security. The Company also develops mobile applications on innovative platforms of smart phones and tablet devices.

The Company has been presented as a "development stage enterprise.” The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.  The Company had not commenced its principal operations, nor had it generated any revenues from its operations through December 31, 2011.

Note 2.  Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2011, the Company had a working capital deficiency and stockholders’ deficiency of $5,077,380.  The Company has not generated any revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Going Concern and Management Plans (continued)

The Company's primary source of operating funds since inception has been note financings.  Subsequent to December 31, 2011 and through April 5, 2012, the Company secured additional debt financing in the form of Notes Payable aggregating $270,000  as well as advances from a director in the amount of approximately $60,000 (See Note 12).  The Company currently has notes payable and convertible notes payable totaling $1,875,000 that are past maturity and in default.  The Company expects that its current cash on hand will fund its operations only through April 2012. The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage enterprise and needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

 Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nuvel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include amortization, the fair value of our stock, debt discount, warrant liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company has deposits in excess of federally insured limits.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011 and 2010, the Company did not have any cash equivalents.

Advertising

Advertising costs are charged to operations as incurred. For the year ended December 31, 2011, for the period from January 20, 2010 (Inception) through December 31, 2010, and for the period from January 20, 2010 (Inception) through December 31, 2011, the Company incurred advertising costs of $78,920, $27,155, and $106,075, respectively.

Research and Development

Research and development expenses are charged to operations as incurred.  For the year ended December 31, 2011, for the period from January 20, 2010 (Inception) through December 31, 2010, and for the period from January 20, 2010 (Inception) through December 31, 2011, the Company incurred research and development expenses of $345,455, $188,908, and $534,363, respectively.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

Capitalized Software Costs

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with Accounting Standards Codification (“ASC”) 985 “Software”.  Capitalized costs are amortized on a straight-line basis over the economic lives of the related products which is generally three years. As of December 31, 2011, the Company’s Wide Area Network (“WAN”) product did not reach technological feasibility and, therefore, no costs associated with its development were capitalized.  The mobile application product reached technological feasibility in October 2011, however, the costs incurred subsequent to then have been insignificant.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns.  Deferred tax assets or liabilities are determined of the basis of the difference between the tax basis or assets or liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company follows the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of December 31, 2011 and 2010.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of  December 31, 2011 and 2010.  The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the year ended December 31, 2011 and the period from January 20, 2010 (inception) to December 31, 2010, excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,
	2011	2010
Warrants to purchase common stock	5,067,716	512,500

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.  Applicable Generally Accepted Accounting Principles (“GAAP”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

For instruments in which the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40, "Contracts in Entity's Own Equity". The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of warrants issued in connection with convertible note financing arrangements and in connection with the Share Exchange Agreement. The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet as of December 31, 2011 and 2010 using the applicable classification criteria enumerated under GAAP.   See Notes 5 and 9.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, and notes payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Financial liabilities as of December 31, 2011 and 2010 measured at fair value on a recurring basis are summarized below:

	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Warrant liabilities	$2,331,149	$-	$-	$2,331,149

	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Warrant liabilities	$71,750	$-	$-	$71,750

The warrant liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2011 and for the  period from January 20, 2010 (inception) to December 31, 2010:

	2011	2010
Balance-beginning of period	$71,750	$-
Aggregate fair value of warrants issued	2,637,874	78,375
Reclassification to equity upon surrender of warrants	(588,000)	-
Change in fair value of warrant liabilities	209,525	(6,625)

Balance-end of period	$2,331,149	$71,750

The significant assumptions and valuation methods that the Company used to determine the fair value and the change in fair value of the derivative financial instrument are discussed in Note 5.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring new disclosures and clarifying existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, the amendments now require a reporting entity to:

•	Disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	Present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

•	In addition, the guidance clarifies the requirements of the following disclosures:

•
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity is to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued an update which amends the subsequent events disclosure guidance.  The amendments include a definition of Securities and Exchange Commission (“SEC”) filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This ASU is effective for annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.   ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have a material effect on the Company’s consolidated financial statements upon adoption.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 11.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2011	2010
Accrued interest	$306,061	$70,425
Accrued payroll and payroll taxes	375,333	48,797
Other	25,000	-
Total	$706,394	$119,222

Note 5.  Secured Convertible Promissory Notes

Old Convertible Notes

For the period from January 20, 2010 (inception) to June 30, 2011, the Company issued certain Secured Convertible Promissory Notes (the “Old Convertible Notes”) aggregating $1,700,000, of which $675,000 were issued during the year ended December 31, 2011.  The Old Convertible Notes were collateralized by substantially all assets of the Company and were repayable six months from the date of issuance of the respective notes; however, the Company had the right to extend the maturity date for an additional two months.   The Old Convertible Notes define a “Qualified Financing” as the sale for cash by the Company of securities generating aggregate gross proceeds of at least $2,000,000 (including the amounts due under the Old Convertible Notes that are converted into such securities).  In the event of a Qualified Financing (as defined), the holder of the Old Convertible Notes would be able to elect to convert the principal and unpaid interest into common stock at a 10% discount of the Qualified Financing.  The Company evaluated the conversion option in this instrument and determined that the instrument is contingently convertible since the Old Convertible Notes can not be converted to equity until a Qualified Financing (as defined) has occurred.

During the initial six month period of the Old Convertible Notes, the rate of interest was 12% per annum.  In the event that the Company exercises the extension period, the interest rate would retroactively increase to 15% per annum.  Once the extension period has passed, the interest rate would be retroactively increased to 20% per annum.  The Company considered provisions of ASC 470 “Debt” with respect to its increasing-rate debt and concluded that the overall effect was deemed de minimis to the consolidated financial statements.

In connection with the Old Convertible Notes, for the period from January 20, 2010 (inception) to June 30, 2011, the noteholders also received warrants to purchase an aggregate of 850,000 shares of common stock (the “Old Warrants”), of which 512,500 warrants were issued from January 20, 2010 (inception) to December 31, 2010 and 337,500 warrants were issued during the year ended December 31, 2011.  The Old Warrants had an initial exercise price equal to 90% of the per share price paid by investors in a Qualified Financing (as defined).  Per the terms of the Old Warrants, such exercise price was reduced to $1.50 per share since the Qualified Financing (as defined) did not occur within three months of the issuance of the warrant.  The Old Warrants expire the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Secured Convertible Promissory Notes (continued)

Old Convertible Notes (continued)

In accordance with ASC 815-40, “Contracts in Entity’s Own Equity”, the Company determined that the common stock purchase warrants, as originally issued, did not contain fixed settlement provisions because the exercise price was subject to the completion of a Qualified Financing transaction.  As such, the Company was required to record the Old Warrants as liabilities and mark to market the Old Warrants to fair value each reporting period through July 5, 2011, at which time these warrants were surrendered (see “New Convertible Notes” below).

The fair value of the Old Warrants on the respective issuance dates was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Expected lives	3-4 years
Weighted average fair value per warrant	$0.15
Warrants issued	850,000
Aggregate grant date fair value	$123,500

The aggregate grant date fair value of $123,500 was applied to the principal amount of the Old Convertible Notes to determine the debt discount.  Accordingly, the Company allocated $123,500 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  Such amount is being amortized over the terms of the respective notes using the effective interest method.  During the year ended December 31, 2011, for the period from January 20, 2010 (inception) to December 31, 2010, and for the period from January 20, 2010 (inception) to December 31, 2011, the Company recognized $62,208, $61,292, and $123,500, respectively, in amortization of the deferred debt discount relating to the Old Convertible Notes.

New Convertible Notes

On July 5, 2011, the outstanding Old Convertible Notes aggregating $1,700,000 were converted into new Senior Secured Convertible Promissory Notes (the “New Convertible Notes”). From the dates of issuance of the Old Convertible Notes to July 5, 2011, since the Qualified Financing (as defined in the Convertible Notes) did not occur, the Old Convertible Notes were not convertible into common stock.  The New Convertible Notes are repayable six months from the date of issuance of the respective notes; however, the Company has the right to extend the maturity date for an additional two months.  During the initial six month period of the notes, the rate of interest was 12% per annum.  In the event that the Company exercised the extension period, the interest rate would retroactively increase to 15% per annum.  Once the extension period had passed, the interest rate would be retroactively increased to 22% per annum.

In the event a Qualified Financing (as defined) was consummated by December 31, 2011, the noteholder shall have the option to (a) convert the principal amount of the New Convertible Notes, plus accrued but unpaid interest thereon (the “Conversion Amount”), into the same securities purchased by investors in the Qualified Financing, including any warrants issued in connection therewith, at the same terms received by such investors, at a conversion price equal to the lower of (1) 75% of the per share price paid by the investors in the Qualified Financing and (2) a price per share which represents a $7,000,000 valuation; or (b) tender their notes to the Company for immediate repayment of principal and accrued and unpaid interest. If the Qualified Financing does not occur by December 31, 2011, then the Conversion Price will be reduced to the lower of (1) 50% of the per share price paid by the investors in any equity related offering, or (2) a price per share which represents a $4,000,000 pre-offering valuation.  Through December 30, 2011 (see “Third Amendment” below), the Company evaluated the conversion option in this instrument and determined that the instrument is contingently convertible since the New Convertible Notes could not be converted to equity, as a Qualified Financing (as defined) did not occur.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Secured Convertible Promissory Notes (continued)

New Convertible Notes (continued)

On July 5, 2011, in connection with the conversion of the Old Convertible Notes into the New Convertible Notes, the Old Warrants were surrendered to the Company and the investors received warrants to purchase an aggregate of 1,020,000 of the Company’s common stock with an exercise price of $1.00 per share (as adjusted) and expiring the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined),  (the “New Warrants”).  The Company accelerated the amortization of the remaining debt discount totaling $23,187 upon surrender of the Old Warrants.  In addition, on July 5, 2011, the Company marked to market the Old Warrants and reclassified the resulting warrant liability aggregating $102,000 to stockholders’ deficiency.  From July 5, 2011 through December 30, 2011, the Company issued an additional $1,000,000 in New Convertible Notes.   These noteholders received an aggregate of 600,000 New Warrants.

The Company determined that the New Warrants, as originally issued, did not contain fixed settlement provisions because the exercise price was subject to a Qualified Financing. As such, the Company was required to record the New Warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 30, 2011, at which time these warrants were surrendered (see “Third Amendment” below).

The aggregate grant date fair value of $261,600 was applied to the principal amount of the New Convertible Notes to determine the debt discount.  Accordingly, the Company allocated $261,600 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  Such amount is being amortized over the terms of the respective notes using the effective interest method.

During the year ended December 31, 2011 and for the period from January 20, 2010 (inception) to December 31, 2011,   the Company recognized $261,600 in amortization of the deferred debt discount relating to the New Convertible Notes.

The fair value of the New Warrants on the respective issuance dates was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Expected lives	3-4 years
Weighted average fair value per warrant	$0.16
Warrants issued	1,620,000
Aggregate grant date fair value	$261,600

During the year ended Decmber 31, 2011, and for the period from January 20, 2010 (inception) to December 31, 2011, the Company marked these warrants to fair value and recorded a charge of $202,900 relating to the change in fair value of warrant liabilities.

In connection with the Old Convertible Notes and the New Convertible Notes, the Company incurred placement agent fees of $417,000 (of which $237,000, $180,000, and $417,000 were incurred during the year ended December 31, 2011, for the period from January 20, 2010 (inception) to December 31, 2010, and for the period from January 20, 2010 (inception) to December 31, 2011, respectively) which are being amortized as deferred financing costs on a straight-line basis over the stated term of the loan.  During the year ended December 31, 2011, for the period from January 20, 2010 (inception) to December 31, 2010, and for the period from January 20, 2010 (inception) to December 31, 2011, amortization of deferred financing costs relating to the Convertible Notes aggregated $248,250, $132,083, and $380,333, respectively.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Secured Convertible Promissory Notes (continued)

Third Amendment

On December 30, 2011, the Company entered into an agreement amending the New Convertible Notes (the “Third Amendment”).  Prior to this date, a majority of the New Convertible Notes were past maturity and in default.  Under the Third Amendment, each Investor waived the defaults and agreed to extend the Maturity Date of its Note until the later of (i) two (2) months from the Maturity Date of each individual Investor’s Note (after giving effect to any extension options exercised by the Company) and (ii) February 28, 2012 to grant the Company additional time necessary to complete the Qualified Financing. In the event a Qualified Financing (as defined) is consummated by the Company, the noteholder shall have the option to (a) convert the principal amount of the New Convertible Note, plus accrued but unpaid interest, into the same securities purchased by investors in the Qualified Financing. The noteholder shall also be entitled to receive warrants issued in connection therewith, with the same terms received by such investors at a conversion price equal to the lower of (x) the price per share of the Qualified Securities and (y) $0.54 per share (the “Conversion Price”), or (b) tender their notes to the Company for immediate repayment of principal and accrued and unpaid interest.  A  Qualified Financing is defined as the sale for cash by the Company or any company with which it completes a reverse merger or any business combination of debt or equity securities generating aggregate gross proceeds of at least $1,500,000.

On December 30, 2011, in connection with the conversion of the New Convertible Notes into the Third Amendment Convertible Notes, an aggregate of 1,620,000 New Warrants were surrendered to the Company and the investors received an aggregate of 2,862,716 warrants to purchase the Company’s common stock excersiable at $0.54 per share.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined) (the “Third Amendment Warrants”).  The Company accelerated the amortization of the remaining debt discount totaling $98,400 upon surrender of the New Warrants.  In addition, on December 30, 2011, the Company marked to market the New Warrants and reclassified the resulting warrant liability aggregating $486,000 to stockholders’ deficiency.

The Company determined that the Third Amendment Warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the Third Amendment Warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2011.

The aggregate grant date fair value of $1,316,849 was applied to the principal amount of the New Convertible Notes under the Third Amendment to determine the debt discount.  Accordingly, the Company allocated $1,316,849 of the fair value of the warrants on December 30, 2011 and recorded the warrants as derivative liabilities in the accompanying consolidated balance sheet.  Such amount will be amortized over the terms of the notes using the effective interest method.

The fair value of the Third Amendment Warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Expected lives	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	2,862,716
Aggregate grant date fair value	$1,316,849

As of the date of the report, convertible notes payable aggregating $1,700,000 are past maturity and in default.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Notes Payable

During the year ended December 31, 2011, the Company issued certain notes payable totaling $155,000 and repaid $155,000. During the period from January 20, 2010 (inception) to December 31, 2010, the Company issued certain notes payable totaling $325,000 and repaid $150,000.  The notes bear interest between 0% and 12% per annum (weighted average of 6.25% per annum).  The Company calculated the imputed interest associated with non-interest bearing notes and the resulting expense was deemed de minimis to the financial statements for the year ended December 31, 2011 and for the period from January 20, 2010 (Inception) through December 31, 2010.  The outstanding notes payable totaling $175,000 matured on December 31, 2011.  These notes have not yet been repaid.

On December 30, 2011, the Company extended the terms of certain notes payable aggregating $250,000 which were either at or near maturity.  In connection with the extension, the Company issued these noteholders aggregate of 205,000 warrants to purchase common stock at an exercise price of $0.54.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).  The aggregate grant date fair value of $94,300 was applied to the principal amount of the notes payable to determine the debt discount.  Accordingly, the Company allocated $94,300 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  During the year ended December 31, 2011, the Company recognized $13,800 in amortization of the deferred debt discount relating to the notes payable.

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2011.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Expected lives	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	205,000
Aggregate grant date fair value	$94,300

In connection with the Share Exchange (see Note 1), in December 2011 the Company received a loan from an investor in the aggregate amount of $390,000.  The note bears interest of 8% per annum and matures on December 31, 2012.

As of the date of the report, notes payable aggregating $175,000 are past maturity and in default.

Note 7.  Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2011 and 2010 are presented below:

Deferred Tax Assets:	2011	2010
Net operating loss carryforward	$1,621,000	$544,000

Total deferred tax asset	1,621,000	544,000

Valuation allowance	(1,621,000)	(544,000)

Deferred tax asset, net of valuation allowance	$-	$-
Change in Valuation Allowance	$1,077,000	$544,000

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2011	For the period from January 20, 2010 (inception) to December 31, 2010
U.S. statutory federal rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(5.8)%	(5.8)%
Other permanent differences	1.5%	-
Non-deductible merger costs	18.6%	-
Change in valuation allowance	19.7%	39.8%
Income tax provision (benefit)	-%	-%

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2011	For the period from January 20, 2010 (inception) to December 31, 2010
Federal
Current	$-	$-
Deferred	(920,050)	(466,717)
State and local
Current	-	-
Deferred	(156,950)	(77,283)
Change in valuation allowance	1,077,000	544,000
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

The Company is required to file income tax returns in U.S. federal and various state jurisdictions.  The Company is in process of filing its federal and state income tax returns for the period from January 20, 2010 (inception) through December 31, 2010 and for the year ended December 31, 2011.  These returns will be subject to examination by tax authorities.

At December 31, 2011 and 2010, the Company had approximately $4,100,000 and $1,300,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.  The Company will not be able to utilize these carryovers until the related tax returns are filed.  The net operating loss carry overs, if not utilized, will expire 20 years from the date that the losses were incurred.  Net operating losses incurred in California are currently suspended and cannot be utilized until after 2011, at which time they may be carried forward for 20 years.  These losses could be subject to limitation under Section 382 of the Internal Revenue Code should there be a greater than 50% ownership change as determined under the regulations.  Based on the Company's preliminary evaluation of the impact of Section 382 on the revenue recapitalization, the Company has estimated that such losses are not subject to limitation.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Commitments and Contingencies

Operating Lease

Beginning in August 2010, the Company leased office space in Campbell, California (Silicon Valley) under a renewable six month operating lease.  Beginning in November 2011, the Company leased office space in Los Gatos, California pursuant to a one year lease at a monthly rate of $1,050 that expires on October 31, 2012.  Rent expense amounted to $17,176, $6,464, and $23,640, for the year ended December 31, 2011, for the period from January 20, 2010 (Inception) through December 31, 2010, and for the period from January 20, 2010 (Inception) through December 31, 2011, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2011 and 2010.

Saggezza Consulting Agreements

Pursuant to a consulting agreement entered into as of April 29, 2010, the Company retained a development company to develop the vSOS App for iPhone and Android, along with the vSOS Server. The agreement provides for compensation of $53,000. On August 16, 2010, the Company entered into another consulting agreement with the same company to develop the product NDT – Network Data Tunnel. The project requires six dedicated engineers and provides for compensation of $27,000 a month through January 30, 2012 (as amended).  For the year ended December 31, 2011, for the period from January 20, 2010 (Inception) through December 31, 2010, and for the period from January 20, 2010 (Inception) through December 31, 2011, the Company incurred an expense of approximately $277,000, $164,500, and $441,500, respectively, for services rendered under the consulting agreement.

 Apptology Consulting Agreement

Pursuant to a consulting agreement entered into as of January 10, 2011, the Company retained a development company to create an integration to vSOS for iPhone and PayPal as well as to assist in improving the logo design. In addition, the development company is to write and distribute one press release discussing the product (with Nuvel’s written permission). The agreement provides for compensation of $2,500 per month.  On April 14, 2011, the Company entered into another consulting agreement with the same company to develop a new product called Distracted Driver Android App. The agreement provides for compensation of $8,000 per month.   For the year ended December 31, 2011, the Company incurred an expense of $41,740 for services rendered under the consulting agreement.

Note 9.  Stockholders’ Deficiency

Authorized Capital

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share.  The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value.

Common Stock

The Company issued 10,000,000 shares of common stock to its founders for no cash consideration.

In connection with the Share Exchange, the Company issued 1,739,706 shares of common stock of the Company valued at $1,304,780 to an investor and its affiliate.  Such costs were expensed as merger costs on the date of the Share Exchange.

Index

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Stockholders’ Deficiency (continued)

Warrants

In connection with the Share Exchange, the Company issued warrants to purchase 2,000,000 shares of common stock to an investor.  Such warrants have an exercise price of $0.40 per share, and were valued at $920,000.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).  Such costs were expensed as merger costs on the date of the Share Exchange.

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2011.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Expected lives	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	2,000,000
Aggregate grant date fair value	$920,000

Details of warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 20, 2010 (Inception)	-	-

Granted	512,500	$1.50	6.56
Expired	-	-
Exercised	-	-

Warrants outstanding at December 31, 2010	512,500	$1.50	6.56	$-

Granted	7,025,216	$0.77	5.99
Expired	-	-
Cancelled	(2,470,000)	$1.17	5.85
Exercised	-	-

Warrants outstanding at December 31, 2011	5,067,716	$0.54	6.13	$-

Index

 NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Related Party Transactions

On February 1, 2010, the Company engaged a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC, where one director of the Company works as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible preferred stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.  For the year ended December 31, 2011, for the period from January 20, 2010 (Inception) through December 31, 2010, and for the period from January 20, 2010 (Inception) through December 31, 2011, the Company, the Company incurred an expense of approximately $155,000, $89,000, and $244,000, respectively, for the services provided pursuant to the Placement Agent Agreement.  As of December 31, 2011 and 2010, the Company has amounts due to Middlebury of $75,000 and $12,500, respectively, for services rendered pursuant to the Placement Agent Agreement.  Such amounts are included as part of accounts payable as of December 31, 2011 and 2010.

Note 11. Subsequent Events

Note Financing

Between January 26, 2012 and April 5, 2012, the Company issued additional notes payable aggregating $270,000.  The notes bear interest of 12% per annum and mature between March and December 2012.  These investors also received an aggregate of 190,000 warrants to purchase common stock in connection with the short term loans.

Director Advance

 Subsequent to December 31, 2011, we received advances from a director in the amount of approximately $60,000.