Form 10-Q
period 2012-03-31
NUVEL HOLDINGS, INC.
filed 2012-05-15
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-52988

NUVEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

315 University Avenue, Los Gatos, California 95030
 (Address of principal executive offices)

(408) 899-5981
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 15, 2012 the registrant had 11,764,706 shares of common stock, par value $.001 per share,  issued and outstanding.

Item 1 FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	March 31,	December 31,
	2012	2011
Current assets:	(unaudited)
Cash	$2,336	$34,792
Prepaid expenses	1,000	2,900
Deferred financing costs, net	8,167	36,666
Total current assets	$11,503	$74,358

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$553,503	$246,545
Accrued interest	405,047	306,060
Accrued payroll and related expenses	462,433	375,333
Other accrued expenses	-	25,000
Notes payable, net of debt discount of $37,700 and $80,500 as of
March 31, 2012 and December 31, 2011, respectively (see notes 2 & 5)	652,300	484,500
Convertible notes payable, net of debt discount of $204,162 and $1,316,849
as of March 31, 2012 and December 31, 2011, respectively (sees note 2 & 4)	2,615,838	1,383,151
Warrant liabilities	2,318,295	2,331,149
Total current liabilities	7,007,416	5,151,738

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; authorized, 15,000,000 shares;
no issued or outstanding shares as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; authorized, 100,000,000 shares;
Issued and outstanding, 11,764,706 shares as of March 31, 2012 and December 31, 2011	11,765	11,765
Additional paid in capital	1,881,115	1,881,115
Deficit accumulated during the development stage	(8,888,793)	(6,970,260)

Total stockholders' deficiency	(6,995,913)	(5,077,380)

Total liabilities and stockholders' deficiency	$11,503	$74,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from January 20, 2010 (Inception) to March 31, 2012

Revenue	$-	$-	$-

Operating expenses:

Marketing and promotion	18,112	7,539	124,187
Payroll and benefits	293,509	298,926	2,222,987
Merger costs	-	-	2,614,780
General and administrative	212,813	55,907	710,183
Research and development	120,981	60,888	655,344

Total operating expenses	645,415	423,260	6,327,481

Operating loss	(645,415)	(423,260)	(6,327,481)

Other income (expense)

Change in fair value of warrant liabilities	106,954	6,625	(95,946)
Amortization of debt discount	(1,249,587)	(18,479)	(1,648,487)
Amortization of deferred financing costs	(31,499)	(58,167)	(411,832)
Interest expense	(98,986)	(68,356)	(405,047)
Total other expense	(1,273,118)	(138,377)	(2,561,312)

Net loss	$(1,918,533)	$(561,637)	$(8,888,793)

Net loss per common share: basic and diluted	$(0.16)	$(0.06)

Weighted average number of common shares
outstanding: basic and diluted	11,764,706	10,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from January 20, 2010 (Inception) to March 31, 2012

Cash flows from operating activities:
Net loss	$(1,918,533)	$(561,637)	$(8,888,793)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	1,249,587	18,479	1,648,487
Amortization of deferred financing costs	31,499	58,167	411,832
Change in fair value of warrant liabilities	(106,954)	(6,625)	95,946
Non-cash merger costs	-	-	2,224,780
Changes in operating assets and liabilities:
Accounts payable	276,958	37,047	523,504
Accrued interest	98,987	68,355	405,047
Accrued payroll and related expenses	87,100	94,000	462,433
Other accrued expenses	(25,000)	-	-
Prepaid expenses	1,900	-	(1,000)
Net cash used in operating activities	(304,456)	(292,214)	(3,117,764)

Cash flows from financing activities:
Proceeds from notes payable	125,000	80,000	1,115,000
Repayment of notes payable	-	(80,000)	(305,000)
Proceeds from convertible notes payable	120,000	375,000	2,700,000
Fees paid to third parties in connection with
convertible notes payable	(3,000)	(72,000)	(420,000)
Advance from director	30,000	-	30,000
Proceeds from initial capital contribution	-	-	100
Net cash provided by financing activities	272,000	303,000	3,120,100

Net (decrease) increase in cash	(32,456)	10,786	2,336
Cash, beginning of the period	34,792	10,083	-

Cash, end of the period	$2,336	$20,869	$2,336

Non-Cash Investing and Financing Activities:
Value of warrants recorded as debt discount in
connection with notes payable	$37,700	$-	$132,000
Value of warrants recorded as debt discount in
connection with convertible notes payable	$56,400	25,875	$1,758,349
Reclassification of warrant liability upon
surrender of warrants	$-	$-	$588,000
Issuance of founders’ shares	$-	$-	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business Organization, Nature of Operations and Basis of Presentation

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

On December 30, 2011, the Company, certain stockholders of the Company (the “Company Stockholders”), Nuvel, Inc., a Delaware Company, (“Nuvel DE”) and all of the stockholders of Nuvel DE (the “Nuvel DE Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement. Following the close of the Share Exchange Agreement, Harmony succeeded to the business of Nuvel DE as its sole line of business. As a result of the Share Exchange Transaction, Nuvel DE became a wholly owned subsidiary of the Company, and the officers of Nuvel DE became officers of the Company.  The transaction was accounted for as a reverse recapitalization, whereby Nuvel DE is deemed to be the acquirer for accounting purposes.  The financial statements set forth in this report for all periods prior to the reverse recapitalization are the historical financial statements of Nuvel DE, and have been retroactively restated to give effect to the Share Exchange Transaction.

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

The Company has been presented as a "development stage enterprise.” The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.  The Company had not commenced its principal operations, nor had it generated any revenues from its operations through March 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2012, for the three months ended March 31, 2012 and 2011 and for the period from January 20, 2010 (inception) to March 31, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 13, 2012.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2012, the Company had a working capital deficiency and stockholders’ deficiency of $6,995,913.  The Company has not generated any revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to March 31, 2012 and through May 9, 2012, the Company secured additional financing aggregating $260,000 (See Note 9).  The Company currently has notes payable and convertible notes payable totaling approximately $2,100,000 that are past maturity and in default.  The Company expects that its current cash on hand will fund its operations only through May 2012. The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage enterprise and needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nuvel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include amortization, the fair value of the Company’s stock, debt discount, warrant liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended March 31, 2012 and 2011, excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,
	2012	2011

Warrants to purchase common stock	5,270,216	700,000

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial liabilities as of March 31, 2012 and measured at fair value on a recurring basis are summarized below:

	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Warrant liabilities	$2,318,295	$-	$-	$2,318,295

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The warrant liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and Black-Scholes formula and are classified within Level 3 of the valuation hierarchy.

A significant decrease in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense on the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2012, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Three Months Ended March 31, 2012

Balance-beginning of period	$2,331,149
Aggregate fair value of warrants issued	94,100
Reclassification to equity upon surrender of warrants	-
Change in fair value of warrant liabilities	(106,954)

Balance-end of period	$2,318,295

The significant assumptions and valuation methods that the Company used to determine the fair value and the change in fair value of the derivative financial instrument are discussed in Note 5.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 9.

Note 4.  Secured Convertible Promissory Notes

On December 30, 2011, the Company entered into an agreement amending certain convertible notes (the “Third Amendment”) totaling $2,700,000.  Under the Third Amendment, the maturity date of the notes were extended until the later of (i) two (2) months from the Maturity Date of each individual Investor’s Note (after giving effect to any extension options exercised by the Company) and (ii) February 28, 2012 to grant the Company additional time necessary to complete the Qualified Financing. In connection with the Third Amendment, the investors received an aggregate of 2,862,716 warrants to purchase the Company’s common stock exercisable at $0.54 per share (the “Third Amendment Warrants”).  The Company determined that the Third Amendment Warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the Third Amendment Warrants as liabilities and mark to market all such derivatives to fair value each reporting period.  A Qualified Financing is defined as the sale for cash by the Company or any company with which it completes a reverse merger or any business combination of debt or equity securities generating aggregate gross proceeds of at least $1,500,000.

During the three months ended March 31, 2012, the Company recognized $1,140,887 in amortization of the deferred debt discount relating to the Third Amendment notes.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Secured Convertible Promissory Notes (continued)

During the three months ended March 31, 2012, the Company issued certain convertible notes payable totaling $120,000. The notes bear interest at the rate of 12% per annum.  Through March 31, 2012, the Company evaluated the conversion option in these instruments and determined that the instruments are contingently convertible since the Third Amendment notes could not be converted to equity, as a Qualified Financing (as defined above) did not occur.

In connection with the convertible notes payable issued during the three months ended March 31, 2012, the Company issued these note holders an aggregate of 120,000 warrants to purchase common stock with an exercise price of $0.54.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).   The aggregate grant date fair value of $56,400 was applied to the principal amount of the convertible notes payable to determine the debt discount.  Accordingly, the Company allocated $56,400 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying condensed consolidated balance sheet.  Such debt discount is being amortized through May 2012.  During the three months ended March 31, 2012, the Company recognized $28,200 in amortization of the deferred debt discount relating these convertible notes payable.

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through March 31, 2012.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-1.61%
Expected lives	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	120,000
Aggregate grant date fair value	$56,400

During the three months ended March 31, 2012, the Company marked these warrants to fair value and recorded gains of $58,854, relating to the change in fair value of warrant issued in connection with convertible notes.

As of the date of the report, convertible notes payable aggregating approximately $2,100,000 are past maturity and in default.

Note 5.  Notes Payable

During the three months ended March 31, 2012, the Company issued certain notes payable totaling $125,000. The notes bear interest at the rate of 12% per annum.

In connection with the notes payable issued during the three months ended March 31, 2012, the Company issued these note holders an aggregate of 82,500 warrants to purchase common stock with an exercise price of $0.54.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).   The aggregate grant date fair value of $37,700 was applied to the principal amount of the notes payable to determine the debt discount.  Accordingly, the Company allocated $37,700 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying condensed consolidated balance sheet.  Such debt discount is being amortized through July 2012.  During the three months ended March 31, 2012, the Company recognized $80,500 in amortization of the deferred debt discount relating to notes payable.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Notes Payable (continued)

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through March 31, 2012.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-1.61%
Expected lives	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	82,500
Aggregate grant date fair value	$37,700

During the three months ended March 31, 2012, the Company marked these warrants to fair value and recorded a gain of $47,500 relating to the change in fair value of warrants issued in connection with notes payable.

 Note 6.  Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2012.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Stockholders’ Deficiency

Warrants

Details of warrants outstanding as of March 31, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at December 31, 2011	5,067,716	$0.54	5.87

Granted	202,500	$0.54	6.82
Expired	-	-
Exercised	-	-

Warrants outstanding at March 31, 2012	5,270,216	$0.54	5.96	$-
Excersiable	5,270,216	$0.54

Note 8.  Related Party Transactions

On February 1, 2010, the Company engaged a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC (“Middlebury”), where one director of the Company works as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible preferred stock, senior secured promissory notes, convertible notes, and warrants as required.  As of March 31, 2012 and December 31, 2011, the Company has amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement.  Such amounts are included as part of accounts payable.

During the three months ended March 31, 2012, the Company also received advances from this director aggregating approximately $30,000 which are included in accounts payable.

Note 9. Subsequent Events

Subsequent to March 31, 2012 and through May 9, 2012, the Company secured $260,000 in the form of deposits on a pending financing transaction.  These investors also received an aggregate of 130,000 warrants to purchase common stock in connection with the short term loans.

Director Advances

 Subsequent to March 31, 2012 and through May 9, 2012, the Company received advances from a director aggregating approximately $54,000.

Item  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," and "our," refer to (i) Nuvel Holdings, Inc., a Florida corporation, and (ii) Nuvel, Inc., a Delaware corporation, which is a wholly-owned subsidiary of Nuvel Holdings, Inc.

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

Since inception, we have incurred substantial losses. As of March 31, 2012 and December 31, 2011, our accumulated deficit was $8,888,793 and $6,970,260, respectively, and our working capital and stockholders’ deficiency was $6,995,913 and $5,077,380, respectively.  We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products.  We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of March 31, 2012 and December 31, 2011, and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to March 31, 2012 and through May 9, 2012, the Company secured additional financing aggregating $260,000 and advances from a director aggregating $54,000. The Company currently has notes payable and convertible notes totaling approximately $2,100,000 that are past maturity and in default.  The Company expects that its current cash on hand will fund operations only through May 2012.  Due to the impending lack of funds, we are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotions activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended March 31, 2012, marketing and promotion expenses increased by $10,573, or 140%, as compared to the three months ended March 31, 2011. The increase resulted primarily from the increase in the monthly fee for a creative services consultant and advertising fees for internet search words in 2012.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended March 31, 2012, payroll and benefits decreased by $5,417 as compared to the three months ended March 31, 2011. The Company currently has 7 full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses.  For the three months ended March 31, 2012, general and administrative expenses increased by $156,906, or 281%, as compared to the three months ended March 31, 2011.  The increase resulted primarily from an increase in professional fees related to our initial SEC filings.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2012, research and development expenses increased by $60,093, or 99%, as compared to the three months ended March 31, 2011.  The increase resulted primarily from  additional services provided by our development firm in 2012.

Other expense

Other expense represents the change in fair value of warrants, amortization of debt discount and deferred financing charges, and interest expense.  For the three months ended March 31, 2012, other expenses increased by $1,134,741, or 820%, as compared to the three months ended March 31, 2011.  The Company marked certain warrants to fair value which accounted for a gain of $106,954 relating to the change in fair value of warrant liabilities. The amortization of the debt discount increased by $1,231,108 as additional convertible notes were issued and the acceleration of the debt discount from the cancellation of notes and warrants.  The amortization of deferred financing costs decreased by $26,668 as less costs related to raising funds were incurred.    Interest expense increased by $30,630 as additional new notes were issued and the certain maturity dates of notes which were at or past maturity were extended.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2012	December 31, 2011

Cash	$2,336	$34,792
Working Capital Deficiency	$(6,995,913)	$(5,077,380)
Debt (Current)	$3,510,000	$3,265,000

From January 20, 2010 (inception) through March 31, 2011, we raised a total of $3,815,000 from the issuance of notes payable and convertible notes (of which $305,000 was repaid).  As of March 31, 2012, we had $2,336 in unrestricted cash, and a working capital deficiency of $6,995,913.   As of December 31, 2011, we had $34,792 in unrestricted cash, and a working capital deficiency of $5,077,380. Subsequent to March 31, 2012 and through May 9, 2012, the Company secured additional debt financing aggregating $260,000.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2012 and 2011 in the amounts of $334,456 and $292,214, respectively.

The cash used in operating activities in the three months ended March 31, 2012 was due to cash used to fund a net loss of $1,918,533, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, and the change in fair value of warrant liabilities in the aggregate amount of $1,174,132 as well as a change in operating assets and liabilities of $409,945.

The cash used in operating activities for the three months ended March 31, 2011 was due to cash used to fund a net loss of $561,637, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, and the change in fair value of warrant liabilities in the aggregate amount of $70,021 as well as a change in operating assets and liabilities of $199,402.

Net Cash Used in Investing Activities

The Company did not use or generate any funds for investing activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $272,000 and $303,000, respectively, primarily from the issuance of notes payable, convertible notes, and advances from a director.

Availability of Additional Funds

Based upon our working capital deficiency as of March 31, 2012 and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to March 31, 2012 and through May 9, 2012, the Company secured additional  financing aggregating $260,000 and advances from a director aggregating $54,000.  The Company currently has notes payable and convertible notes payable totaling approximately $2,100,000 that are past due and in default.  The Company expects that its current cash on hand will fund our operations only through May 2012.  Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes).  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, and competing technological and market developments.

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

These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, debt discount, warrant liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 3 to the condensed consolidated financial statements included in this Quarterly Report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations and their respective maturity dates as of March 31, 2012:

Contractual Obligations	Total	2012	2013	2014	2015

Short-term debt obligations	$3,510,000	$3,510,000	$-	$-	$-
Interest obligations (1)	405,047	405,047	-	-	-
Operating lease obligations (2)	7,350	7,350	-	-	-

	$3,922,397	$3,922,397	$-	$-	$-
_______________

(1)	Interest rate obligations are presented through the maturity dates of each component of short-term debt.

(2)
Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to ASC 840 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of March 31, 2012.

As of December 31, 2011, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of March 31, 2012. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. We have taken steps to address this matter, including the hiring of a Chief Financial Officer in December 2011. We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.  Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEDINGS

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 26, 2012, January 27, 2012, February 17, 2012, and March 27, 2012, the Company issued to certain accredited investors notes payable in the aggregate principal amount of $245,000. Such investors also received warrants to purchase an aggregate of 202,500 shares of the Company’s Common Stock in connection with the referenced notes payable.

The above issuances were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder.

Item 6.  EXHIBITS

(a)   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NUVEL HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Jay Elliot
Jay Elliot
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2012	By:	/s/ Jorge Fernandez
Jorge Fernandez
Chief Financial Officer
(principal financial officer and accounting officer)