Form 10-Q
period 2012-06-30
NUVEL HOLDINGS, INC.
filed 2012-08-20
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-52988

NUVEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

315 University Avenue, Los Gatos, California 95030
 (Address of principal executive offices)

(408) 899-5981
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 20, 2012 the registrant had 11,838,040 shares of common stock, par value $.001 per share, issued and outstanding.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	F - 1

	Condensed Consolidated Balance Sheets As of June 30, 2012 (Unaudited) and December 31, 2011	F - 1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, and for the Period from January 20, 2010 (inception) to June 30, 2012	F - 2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and for the Period from January 20, 2010 (inception) to June 30, 2012	F - 3

	Notes to the Unaudited Condensed Consolidated Financial Statements	F - 4 - F - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 6.	Exhibits	8

Signatures

Exhibits/Certifications

Item 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30,	December 31,
	2012	2011
Current assets:	(unaudited)
Cash	$-	$34,792
Prepaid expenses	1,000	2,900
Deferred financing costs, net	-	36,666
Total current assets	$1,000	$74,358
Capitalized software costs	48,000	-
Total assets	$49,000	$74,358

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$419,696	$246,545
Advances from related party	124,200	-
Cash overdraft	58,660	-
Accrued interest	506,588	306,060
Accrued payroll and related expenses	524,892	375,333
Other accrued expenses	-	25,000
Notes payable, net of debt discount of $0 and $80,500 as of
June 30, 2012 and December 31, 2011, respectively (see notes 2 & 5)	665,000	484,500
Convertible notes payable, net of debt discount of $43,880 and $1,316,849
as of June 30, 2012 and December 31, 2011, respectively (sees note 2 & 4)	2,776,120	1,383,151
Warrant liabilities	1,733,071	2,331,149
Total current liabilities	6,808,227	5,151,738

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; authorized, 15,000,000 shares;
no issued or outstanding shares as of June 30, 2012 and December 31, 2011	-	-
Preferred stock issuable	385,000	-
Common stock, $0.001 par value; authorized, 100,000,000 shares;
Issued and outstanding, 11,764,706 shares as of June 30, 2012 and December 31, 2011	11,765	11,765
Additional paid in capital	1,881,115	1,881,115
Deficit accumulated during the development stage	(9,037,107)	(6,970,260)

Total stockholders' deficiency	(6,759,227)	(5,077,380)

Total liabilities and stockholders' deficiency	$49,000	$74,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from January 20, 2010 (Inception) to June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:

Marketing and promotion	12,895	10,034	31,007	17,573	137,082
Payroll and benefits	298,807	108,102	592,316	407,028	2,521,793
Merger costs	-	-	-	-	2,614,780
General and administrative	92,857	74,227	305,670	130,134	803,040
Research and development	21,288	97,600	142,269	158,488	676,632
	425,847	289,963	1,071,262	713,223	6,753,327
Total operating expenses

Operating loss	(425,847)	(289,963)	(1,071,262)	(713,223)	(6,753,327)

Other income (expense)

Change in fair value of warrant liabilities	579,724	8,250	686,678	14,875	483,778
Amortization of debt discount	(192,482)	(20,542)	(1,442,069)	(39,021)	(1,840,968)
Amortization of deferred financing costs	(8,168)	(66,000)	(39,666)	(124,167)	(420,000)
Interest expense	(101,541)	(90,872)	(200,528)	(159,228)	(506,590)
Total other income (expense)	277,533	(169,164)	(995,585)	(307,541)	(2,283,780)

Net loss	$(148,314)	$(459,127)	$(2,066,847)	$(1,020,764)	$(9,037,107)

Net loss per common share: basic and diluted	$(0.01)	$(0.05)	$(0.18)	$(0.10)

Weighted average number of common shares
outstanding: basic and diluted	11,764,706	10,000,000	11,764,706	10,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from January 20, 2010 (Inception) to June 30, 2012

Cash flows from operating activities:
Net loss	$(2,066,847)	$(1,020,764)	$(9,037,107)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	1,442,069	39,021	1,840,968
Amortization of deferred financing costs	39,666	124,167	420,000
Change in fair value of warrant liabilities	(686,678)	(14,875)	(483,778)
Non-cash merger costs	-	-	2,224,780
Changes in operating assets and liabilities:
Accounts payable	173,151	105,099	419,697
Accrued interest	200,528	159,228	506,588
Accrued payroll and related expenses	149,559	-	524,892
Other accrued expenses	(25,000)	-	-
Prepaid expenses	1,900	-	(1,000)
Net cash used in operating activities	(771,652)	(608,124)	(3,584,960)

Cash flows from investing activities:
Capitalized software costs	(48,000)	-	(48,000)
Net cash used in investing activities	(48,000)	-	(48,000)

Cash flows from financing activities:
Proceeds from notes payable	100,000	80,000	970,000
Repayment of notes payable	-	(80,000)	(305,000)
Proceeds from convertible notes payable	120,000	675,000	2,820,000
Proceeds from preferred stock issuable	385,000	-	385,000
Cash overdraft	58,660	60,641	58,660
Fees paid to third parties in connection with
convertible notes payable	(3,000)	(137,000)	(420,000)
Advance from a related party	124,200	-	124,200
Proceeds from initial capital contribution	-	-	100
Net cash provided by financing activities	784,860	598,641	3,632,960

Net decrease in cash	(34,792)	(9,483)	-
Cash, beginning of the period	34,792	10,083	-

Cash, end of the period	$-	$600	$-

Non-Cash Investing and Financing Activities:
Value of warrants recorded as debt discount in
connection with convertible notes payable	$56,400	$45,125	$1,852,649
Value of warrants recorded as debt discount in
connection with notes payable	$32,200	$-	$112,700
Reclassification of warrant liability upon
surrender of warrants	$-	$-	$588,000
Issuance of founders’ shares	$-	$-	$10,000

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

The Company designs, develops and markets Wide Area Network Acceleration (WANa) Solutions that are built for the purpose of accelerating and optimizing the flow of information over the Internet. The Company’s products are deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security. The Company also develops mobile applications on innovative platforms of smart phones and tablet devices.

The Company has been presented as a "development stage enterprise.” The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.  The Company had not commenced its principal operations, nor had it generated any revenues from its operations through June 30, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2012, for the three and six months ended June 30, 2012 and 2011 and for the period from January 20, 2010 (inception) to June 30, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 13, 2012.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2012, the Company had a cash overdraft of $58,660 and working capital deficiency of $6,807,227 and stockholders’ deficiency of $6,759,227.  The Company has not generated any revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to June 30, 2012 and through August 15, 2012, the Company secured additional financing aggregating $300,000 (See Note 9).  The Company currently has notes payable and convertible notes payable aggregating approximately $665,000 and $2,620,000, respectively, that are past maturity and in default.  The Company is currently in negotiations with the note holders to extend the maturity date of the notes.  However, no assurance can be provided that the Company will be able to do so.  The Company expects that its current cash on hand will fund its operations only through September 2012.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include amortization, the fair value of the Company’s stock, debt discounts, warrant liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Capitalized Software Costs

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with Accounting Standards Codification ("ASC") 985 "Software".  Capitalized costs are amortized on a straight-line basis over the economic lives of the related products which is generally three years.  As of June 30, 2012, the Company's Wide Area Network ("WAN") product did not reach technological feasibility and, therefore, no costs associated with its development were capitalized.  The mobile application product reached technological feasibility in October 2011.  The Company has recorded capitalized software costs aggregating $48,000 for the period ending June 30, 2012.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the six months ended June 30, 2012 and 2011, excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,
	2012	2011

Warrants to purchase common stock	5,257,716	850,000

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

Financial liabilities as of June 30, 2012 and measured at fair value on a recurring basis are summarized below:

	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Warrant liabilities	$1,733,071	$-	$-	$1,733,071

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

As of June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The significant assumptions and valuation methods that the Company used to determine the fair value of the warrant liabilities at June 30, 2012 are as follows:

Dividend Yield	0%
Volatility	80.0%
Risk-free interest rate	0.33%
Expected lives	2 years
Weighted average fair value per warrant	$0.33

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Balance-beginning of period	$2,318,295	$2,331,149
Aggregate fair value of warrants issued	-	88,600
Reclassification to equity upon reclassification of warrants	(5,500)	-
Change in fair value of warrant liabilities	(579,724)	(686,678)

Balance-end of period	$1,733,071	$1,733,071

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine the grant date fair value of the warrant liabilities are discussed in Note 5.

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

During the six months ended June 30, 2012, the Company issued additional Third Amendment convertible notes payable aggregating $120,000. The notes bear interest at the rate of 12% per annum.  Through June 30, 2012, the Company evaluated the conversion option in these instruments and determined that the instruments are contingently convertible since the Third Amendment notes could not be converted to equity, as a Qualified Financing (as defined above) did not occur.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Secured Convertible Promissory Notes (continued)

In connection with the Third Amendment convertible notes payable issued during the six months ended June 30, 2012, the Company issued these note holders an aggregate of 120,000 warrants to purchase common stock with an exercise price of $0.54.  These Third Amendment warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).   The aggregate grant date fair value of $56,400 was applied to the principal amount of the convertible notes payable to determine the debt discount.  Accordingly, the Company allocated $56,400 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying condensed consolidated balance sheet.  Such debt discount was amortized through May 2012.

During the three and six months ended June 30, 2012, the Company recognized $160,282 and $1,329,369 in amortization of the deferred debt discount relating these Third Amendment convertible notes payable.

The fair value of the warrants was calculated on the issuance date using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.22%
Expected lives	2 years
Weighted average fair value per warrant	$0.47
Warrants issued	120,000
Aggregate grant date fair value	$56,400

During the three and six months ended June 30, 2012, the Company marked the Third Amendment warrants to fair value and recorded a gain of $328,099 and $388,953, respectively, relating to the change in fair value of warrant liabilities issued in connection with the Third Amendment convertible notes.

As of the date of the report, convertible notes payable aggregating approximately $2,620,000 are past maturity and in default.

Note 5.  Notes Payable

During the six months ended June 30, 2012, the Company issued certain notes payable aggregating $100,000. The notes bear interest at the rate of 12% per annum and matured on March 7, 2012.

In connection with the notes payable issued during the six months ended June 30, 2012, the Company issued these note holders an aggregate of 70,000 warrants to purchase common stock with an exercise price of $0.54.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).   The aggregate grant date fair value of $32,200 was applied to the principal amount of the notes payable to determine the debt discount.  Accordingly, the Company allocated $32,200 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying condensed consolidated balance sheet.  Such debt discount was being amortized through May 2012.  During the three and six months ended June 30, 2012, the Company recognized $32,200 and $112,700, respectively, in amortization of the deferred debt discount relating to notes payable.

As of the date of the report, notes payable aggregating approximately $665,000 are past maturity and in default.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Notes Payable (continued)

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through June 30, 2012.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.30%
Expected lives	2 years
Weighted average fair value per warrant	$0.46
Warrants issued	70,000
Aggregate grant date fair value	$32,200

During the three and six months ended June 30, 2012, the Company marked these warrants to fair value and recorded a gain of $251,625 and $297,725, respectively, relating to the change in fair value of warrants issued in connection with notes payable.

Note 6.  Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2012.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Stockholders’ Deficiency

Preferred Stock Subscription Agreement

The Company has designated 7,150,000 shares of its authorized preferred stock of the Company with par value of $.001 per share as Series A Preferred Stock (“Series A Preferred”).  The holders of the Series A Preferred shall be entitled to cumulative dividends at the rate of 8% of the Original Purchase Price per annum (as defined below).  In the event of any liquidation, dissolution or winding-up of the Company,  the assets of the Company shall be distributed first to the holders of Series A Preferred an amount per share of Series A Preferred equal the sum of (i) two times the Original Purchase Price and (ii) any declared and unpaid dividends, which shall be paid in cash. Each holder of shares of Series A Preferred shall be entitled to one vote for each whole share of Common Stock into which such shares of Series A Preferred could be converted.  At the option of the holder, the outstanding shares of Series A Preferred are convertible into shares of Common Stock at a rate of $0.70 per share within thirty six months after the Original Issue Date.  The Series A Preferred Stock will automatically convert into shares of the Company's common stock (1) on the third anniversary of the original issuance date or (2) if the Company's average stock price is $1.20 for 20 consecutive trading days and trading volume is at least $150,000.

During the six months ended June 30, 2012, the Company entered into a subscription agreement with certain investors for an aggregate of 549,999 shares of the Company's newly designated Series A Preferred Stock and Warrants to purchase 50% of the shares of Common Stock that the Series A Preferred Stock would be converted into at a conversion price of $0.70 per share. The Company received proceeds of $385,000 ($0.70 per unit, which shall be referred to as the “Original Purchase Price”) in connection with the subscription agreement.  The warrants have a five year term and have an exercise price of $0.80 per share, and a grant date fair value of $98,286 which is subject to customary anti-dilution adjustments. As of June 30, 2012, the preferred stock and warrants had not been issued to the investors and were recorded as Preferred Stock Issuable on the condensed consolidated balance sheet.  On August 20, 2012, the Company issued the 549,999 shares to the investors and recorded a deemed dividend of approximately $74,000 in connection with the transaction.

Warrants

Details of warrants outstanding as of June 30, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2012	5,067,716	$0.54	5.87

Granted	190,000	$0.54	6.82
Expired	-	-
Exercised	-	-

Warrants outstanding at June 30, 2012	5,257,716	$0.54	5.96	-
Exercisable	5,257,716	$0.54	5.96	-

Note 8.  Related Party Transactions

During the three and six months ended June 30, 2012, the Company received advances from a former director aggregating approximately $94,200 and $124,200, respectively, which are included in accounts payable as of June 30, 2012.

Note 9. Subsequent Events

Subsequent to June 30, 2012 and through August 15, 2012, the Company secured $300,000 in the form of deposits on a pending financing transaction.  These investors will receive an aggregate of 150,000 shares of common stock in connection with the short term loans.

 On August 3, 2012, the Company issued a total of 73,334 shares of Common Stock to three consultants in consideration of their consulting services.  These services were valued at approximately $62,000.

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

Overview

The Company, through its wholly-owned subsidiary, engages in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over a Wide Area Network (“WAN”), or across an enterprise’s gateway to the public Internet (also known as the "Web"). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. We have also developed and designed personal safety applications that are accessible via various mobile and tablet platforms.

We are a development stage enterprise. Our primary activities have been the design and development of our products, negotiating strategic alliances and other agreements and raising capital. We have not commenced our principal operations, nor have we generated any material revenues.

Since inception, we have incurred substantial losses. As of June 30, 2012 and December 31, 2011, our accumulated deficit was $9,037,107 and $6,970,260, respectively, and as of June 30, 2012 our working capital and stockholders’ deficiency was $6,807,227 and $5,077,380, respectively.  We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products.  We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of June 30, 2012 and December 31, 2011, and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to June 30, 2012 and through August 15, 2012, the Company secured additional financing aggregating $300,000. The Company currently has notes payable and convertible notes aggregating approximately  $665,000 and $2,620,000, respectively, that are past maturity and in default.  The Company expects that its current cash on hand will fund operations only through September 2012.  Due to the impending lack of funds, we are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotions activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended June 30, 2012, marketing and promotion expenses increased by $2,861, or 29%, as compared to the three months ended June 30, 2011. The increase resulted primarily from the increase in the advertising fees for internet search words in 2012.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended June 30, 2012, payroll and benefits increased by $190,705 as compared to the three months ended June 30, 2011. The Company currently has 7 full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses.  For the three months ended June 30, 2012, general and administrative expenses increased by $18,630, or 25%, as compared to the three months ended June 30, 2011.  The increase resulted primarily from an increase in professional fees related to our initial SEC filings.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2012, research and development expenses decreased by $76,312, or 78%, as compared to the three months ended June 30, 2011.  The decrease resulted primarily from a change in our development firm in the second quarter of 2012 and the capitalization of software costs.

Other income (expense)

Other income (expense) represents the change in fair value of warrant liabilities, amortization of debt discount and deferred financing charges, and interest expense.  For the three months ended June 30, 2012, other income (expense) decreased by $446,697, or 264%, as compared to the three months ended June 30, 2011.  The Company marked certain warrants to fair value which accounted for a gain of $579,724 relating to the change in fair value of warrant liabilities compared to a gain of $8,250 in the prior year period. The amortization of the debt discount increased by $171,940 as additional convertible notes were issued and the acceleration of the debt discount from the cancellation of notes and warrants.  The amortization of deferred financing costs decreased by $57,832 as less costs related to raising funds were incurred.    Interest expense increased by $10,669 as additional new notes were issued and the maturity dates of certain outstanding notes which were at or past maturity were extended.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the six months ended June 30, 2012, marketing and promotion expenses increased by $13,434, or 76%, as compared to the six months ended June 30, 2011. The increase resulted primarily from the increase in the advertising fees for internet search words in 2012.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the six months ended June 30, 2012, payroll and benefits increased by $185,288 as compared to the six months ended June 30, 2011. The Company currently has 7 full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses.  For the six months ended June 30, 2012, general and administrative expenses increased by $175,536, or 135%, as compared to the six months ended June 30, 2011.  The increase resulted primarily from an increase in professional fees related to our initial SEC filings.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2012, research and development expenses decreased by $16,219, or 10%, as compared to the six months ended June 30, 2011.  The decrease resulted primarily from our transition in developers and maintaining two at the same time during the first quarter of 2012 offset by the capitalization of software costs in the period ended June 30, 2012.

Other expense

Other expense represents the change in fair value of warrants, amortization of debt discount and deferred financing charges, and interest expense.  For the six months ended June 30, 2012, other expenses increased by $688,044, or 224%, as compared to the six months ended June 30, 2011.  The Company marked certain warrants to fair value which accounted for a gain of $686,678 relating to the change in fair value of warrant liabilities compared to a gain of $14,875 in the prior year period. The amortization of the debt discount increased by $1,403,048 as additional convertible notes were issued and the acceleration of the debt discount from the cancellation of notes and warrants.  The amortization of deferred financing costs decreased by $84,501 as less costs related to raising funds were incurred.    Interest expense increased by $41,300 as additional new notes were issued and the certain maturity dates of notes which were at or past maturity were extended.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2012	December 31, 2011

Cash	$-	$34,792
Working Capital Deficiency	$(6,759,227)	$(5,077,380)
Debt (Current)	$3,485,000	$3,265,000

From January 20, 2010 (inception) through June 30, 2012, we raised a total of $3,790,000 from the issuance of notes payable and convertible notes (of which $305,000 was repaid) and $385,000 in equity issuances.  As of June 30, 2012, we had a cash overdraft of $58,660, and a working capital deficiency of $6,807,227.   As of December 31, 2011, we had $34,792 in unrestricted cash, and a working capital deficiency of $5,077,380. Subsequent to June 30, 2012 and through August 15, 2012, the Company secured additional debt financing aggregating $300,000.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2012 and 2011 in the amounts of $771,652 and $608,124, respectively.

The cash used in operating activities in the six months ended June 30, 2012 was due to cash used to fund a net loss of $2,066,847, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, and the change in fair value of warrant liabilities in the aggregate amount of $795,057 as well as a change in operating assets and liabilities of $500,138. The Company has been required to extend payables in order to conserve cash balances.

The cash used in operating activities for the six months ended June 30, 2011 was due to cash used to fund a net loss of $1,020,764, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, and the change in fair value of warrant liabilities in the aggregate amount of $148,313 as well as a change in operating assets and liabilities of $264,327. The Company has been required to extend payables in order to conserve cash balances.

Net Cash Used in Investing Activities

The cash used in investing activities for the six months ended June 30, 2012 was for the capitalization of software costs.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $784,860 and $598,641, respectively, primarily from the issuance of notes payable, convertible notes, subscribed preferred stock, and advances from a former director.

Availability of Additional Funds

Based upon our working capital deficiency as of June 30, 2012 and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to June 30, 2012 and through August 15, 2012, the Company secured additional financing aggregating $300,000.  The Company currently has notes payable and convertible notes payable totaling approximately $665,000 and $2,620,000, respectively, that are past due and in default.  The Company expects that its current cash on hand will fund our operations only through September 2012.  Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes).  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, and competing technological and market developments.

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

These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, debt discounts, warrant liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 3 to the condensed consolidated financial statements included in this Quarterly Report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations and their respective maturity dates as of June 30, 2012:

Contractual Obligations	Total	2012	2013	2014	2015

Short-term debt obligations	$3,485,000	$3,485,000	$-	$-	$-
Interest obligations (1)	506,588	506,588	-	-	-
Operating lease obligations (2)	4,200	4,200	-	-	-

	$3,995,788	$3,995,788	$-	$-	$-
_______________

(1)	Interest rate obligations are presented through the maturity dates of each component of short-term debt.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of June 30, 2012.

As of December 31, 2011, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of June 30, 2012. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. We have taken steps to address this matter, including the hiring of a Chief Financial Officer in December 2011. We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.  Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEDINGS

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2012, the Company received investments from accredited investors for the sales of 549,999 shares of its Series A Preferred Stock, par value $.001 (“Series A Preferred Stock”) and warrants to purchase 50% of the shares of Common Stock that the Series A Preferred Stock such Investors purchased would be able to be converted into at an exercise price of $0.80 per share (the “Series A Warrants”). The Company closed the first round of the offering of its Series A Preferred Stock and the Series A Warrants on August 20, 2012.

On August 3, 2012, the Company issued a total of 73,334 shares of Common Stock to three consultants in consideration of their consulting services.

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

NUVEL HOLDINGS, INC.

Date: August 20, 2012	By:	/s/ Jay Elliot
Jay Elliot
President and Chief Executive Officer
(principal executive officer)

Date: August 20, 2012	By:	/s/ Jorge Fernandez
Jorge Fernandez
Chief Financial Officer
(principal financial officer and accounting officer)