Form 10-Q/A
period 2012-06-30
NUVEL HOLDINGS, INC.
filed 2012-08-27
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

                The purpose of this Amendment No. 1 to Nuvel Holdings, Inc. Quarterly Report of Form 10-Q/A for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 27, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

                Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1034, as amended, and other wise are not subject to liability under those sections.

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

NUVEL HOLDINGS, INC.

Date: August 27, 2012	By:	/s/ Jay Elliot
Jay Elliot
President and Chief Executive Officer
(principal executive officer)

Date: August 27, 2012	By:	/s/ Jorge Fernandez
Jorge Fernandez
Chief Financial Officer
(principal financial officer and accounting officer)