Form 10-Q
period 2012-09-30
NUVEL HOLDINGS, INC.
filed 2012-12-07
CIK 1503985

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	September 30,	December 31,
	2012	2011
Current assets:	(unaudited)
Cash	$-	$34,792
Prepaid expenses	1,000	2,900
Deferred financing costs, net	-	36,666
Total current assets	1,000	74,358
Capitalized software costs	68,560	-
Total assets	$69,560	$74,358

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$490,525	$246,545
Advances from related party	124,200	-
Cash overdraft	8,010	-
Accrued interest	615,135	306,060
Accrued payroll and related expenses	632,665	375,333
Other accrued expenses	-	25,000
Notes payable, net of debt discount of $0 and $80,500 as of
September 30, 2012 and December 31, 2011, respectively (see notes 2 & 5)	1,015,000	484,500
Convertible notes payable, net of debt discount of $0 and $1,316,849 as of
September 30, 2012 and December 31, 2011, respectively (sees note 2 & 4)	2,820,000	1,383,151
Warrant liabilities	1,206,049	2,331,149
Total current liabilities	6,911,584	5,151,738

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; authorized, 15,000,000 shares; 550,000 and outstanding in the following class:
Series A Preferred Stock, $0.70 stated value, 7,150,000 shares authorized; 550,000
shares issued and outstanding (aggregate liquidation preferences $385,000 and	550	-
$0 as of September 30, 2012 and December 31, 2011, respectively)
Common stock, $0.001 par value; authorized, 100,000,000 shares;
issued and outstanding, 11,838,040 and 11,764,706 shares as of September 30, 2012 and December 31, 2011	11,838	11,765
Common stock issuable	75,490	-
Additional paid in capital	2,327,492	1,881,115
Deficit accumulated during the development stage	(9,257,394)	(6,970,260)

Total stockholders' deficiency	(6,842,024)	(5,077,380)

Total liabilities and stockholders' deficiency	$69,560	$74,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from January 20, 2010 (Inception) to September 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:

Marketing and promotion	32,425	24,690	63,432	42,263	169,507
Payroll and benefits	310,882	327,663	903,198	734,691	2,832,675
Merger costs	-	-	-	-	2,614,780
General and administrative	108,564	92,348	414,234	222,482	911,603
Research and development	67,521	73,923	209,790	232,411	744,153
	519,392	518,624	1,590,654	1,231,847	7,272,718
Total operating expenses

Operating loss	(519,392)	(518,624)	(1,590,654)	(1,231,847)	(7,272,718)

Other income (expense)

Change in fair value of warrant liabilities	527,022	(239,400)	1,213,700	(224,525)	1,010,800
Amortization of debt discount	(119,370)	(73,587)	(1,561,439)	(112,608)	(1,960,338)
Amortization of deferred financing costs	-	(69,916)	(39,666)	(194,083)	(420,000)
Interest expense	(108,547)	(141,036)	(309,075)	(300,264)	(615,138)
Total other income (expense)	299,105	(523,939)	(696,480)	(831,480)	(1,984,676)

Net loss	(220,287)	(1,042,563)	(2,287,134)	(2,063,327)	(9,257,394)

Preferred stock contractual dividends	13,493	-	13,493	-	13,493

Net loss available to common stock holders	$(233,780)	$(1,042,563)	$(2,300,627)	$(2,063,327)	$(9,270,887)

Net loss per common share: basic and diluted	$(0.02)	$(0.10)	$(0.19)	$(0.21)

Weighted average number of common shares
outstanding: basic and diluted	11,811,735	10,000,000	11,780,497	10,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from January 20, 2010 (Inception) to September 30, 2012

Cash flows from operating activities:
Net loss	$(2,287,134)	$(2,063,327)	$(9,257,394)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	1,561,439	112,608	1,960,338
Amortization of deferred financing costs	39,666	194,083	420,000
Stock-based compensation	62,000	-	62,000
Change in fair value of warrant liabilities	(1,213,700)	224,525	(1,010,800)
Non-cash merger costs	-	-	2,224,780
Changes in operating assets and liabilities:
Accounts payable	243,980	97,556	490,526
Accrued interest	309,075	300,264	615,135
Accrued payroll and related expenses	257,332	70,088	632,665
Other accrued expenses	(25,000)	-	-
Prepaid expenses	1,900	-	(1,000)
Net cash used in operating activities	(1,050,442)	(1,064,203)	(3,863,750)

Cash flows from investing activities:
Capitalized Software	(68,560)	-	(68,560)
Net cash used in investing activities	(68,560)	-	(68,560)

Cash flows from financing activities:
Proceeds from notes payable	450,000	105,000	1,320,000
Repayment of notes payable	-	(105,000)	(305,000)
Proceeds from convertible notes payable	120,000	1,475,000	2,820,000
Proceeds from issuance of preferred stock	385,000	-	385,000
Cash overdraft	8,010	-	8,010
Fees paid to third parties in connection with
convertible notes payable	(3,000)	(217,000)	(420,000)
Advance from a related party	124,200	-	124,200
Proceeds from initial capital contribution	-	-	100
Net cash provided by financing activities	1,084,210	1,258,000	3,932,310

Net (decrease) increase in cash	(34,792)	193,797	-
Cash, beginning of the period	34,792	10,083	-

Cash, end of the period	$-	$203,880	$-

Non-Cash Investing and Financing Activities:
Value of warrants recorded as debt discount in
connection with convertible notes payable	$56,400	$270,725	$1,852,649
Value of warrants recorded as debt discount in
connection with notes payable	$32,200	-	$112,700
Reclassification of warrant liability upon
surrender of warrants	$-	$102,000	$588,000
Value of common stock recorded as debt
discount in connection with issuance of
notes payble	$75,490	$-	$75,490
Issuance of founders’ shares	$-	$-	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1.  Business Organization, Nature of Operations and Basis of Presentation

Nuvel Holdings, Inc. is a Florida corporation incorporated on October 19, 2009.  Nuvel Holdings, Inc. was previously known as Harmony Metals, Inc. prior to its name change effective on April 10, 2012.  On March 20, 2012, Harmony Metals, Inc. acquired the outstanding shares of HRMY Sub, Inc., a newly formed Florida corporation.  On April 10, 2012, Harmony Metals, Inc. merged HRMY Sub, Inc. into itself solely to effect a name change and changed its name to Nuvel Holdings, Inc. (the "Company").

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

The Company has been presented as a "development stage enterprise.” The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.  The Company had not commenced its principal operations, nor had it generated any revenues from its operations through September 30, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2012, for the three and nine months ended September 30, 2012 and 2011 and for the period from January 20, 2010 (inception) to September 30, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 13, 2012.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2012, the Company had a cash overdraft of $8,010, working capital deficiency of $6,910,584 and stockholders’ deficiency of $6,842,024.  The Company has not generated any revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings and equity issuances.  Subsequent to September 30, 2012 and through the date of this report, the Company secured additional financing aggregating $550,000 (See Note 9).  The Company currently has convertible notes payable aggregating $50,000 that are past maturity and in default.  As of the date of this report, management estimates that the Company’s availability of funds will fund its operations only through December 31, 2012.

In November 2012, the Company obtained extensions from certain notes payable and convertible notes payable holders to extend the maturity date of their notes as the notes were in default as of September 30, 2012.  The holders of notes payable in the aggregate amounts of $70,000 and $895,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  In connection with the extension, the Company will issue warrants to purchase 56,500 shares of common stock at $0.70 per share.  The holders of convertible notes payable in the aggregate amounts of $728,000 and $1,142,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  In connection with the extension, the Company will issue warrants to purchase 187,000 shares of common stock at $0.70 per share. In connection with the extensions of the notes payable and convertible notes payable, the holders of the respective notes agreed to waive all prior events of default (as defined in the respective agreements).  In addition, certain convertible notes payable holders converted their convertible notes aggregating $900,000 to 450,000 shares of common stock.

The Company is currently a development stage enterprise and needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt and/or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

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

Capitalized Software Costs

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with Accounting Standards Codification ("ASC") 985 "Software".  Capitalized costs are amortized on a straight-line basis over the economic lives of the related products which is generally three years.  As of September 30, 2012, the Company's Wide Area Network ("WAN") product did not reach technological feasibility and, therefore, no costs associated with its development were capitalized.  The mobile application product reached technological feasibility in October 2011.  The Company has recorded capitalized software costs aggregating $68,560 for the nine months ending September 30, 2012.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011, excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,
	2012	2011

Warrants to purchase common stock	5,532,716	850,000
Series A Convertible Preferred Stock	550,000	-
Totals	6,082,716	850,000

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.  Accordingly, as of September 30, 2012, since the Company's preferred shares do not feature any redemption within the holders' control or conditional redemption features not within the Company's control, all issuances of preferred stock are presented as a component of consolidated stockholders’ deficiency.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

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

Financial liabilities as of September 30, 2012 and measured at fair value on a recurring basis are summarized below:

	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Warrant liabilities	$1,206,049	$-	$-	$1,206,049

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

As of September 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The significant assumptions and valuation methods that the Company used to determine the fair value of the warrant liabilities at September 30, 2012 are as follows:

Dividend Yield	0%
Volatility	80.0%
Risk-free interest rate	0.17%
Expected lives	1.33 years
Weighted average fair value per warrant	$0.23

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012

Balance-beginning of period	$1,733,071		$2,331,149
Aggregate fair value of warrant liabilities issued	-		94,100
Reclassification to equity upon reclassification of warrants		-	(5,500)
Change in fair value of warrant liabilities	(527,022)		(1,213,700)

Balance-end of period	$1,206,049		$1,206,049

The significant assumptions and valuation methods that the Company used to determine the grant date fair value of the warrant liabilities are discussed in Notes 4 and 5.

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

During the nine months ended September 30, 2012, the Company issued convertible notes payable under the terms of the Third Amendment aggregating $120,000. The notes bear interest at the rate of 12% per annum.  Through September 30, 2012, the Company evaluated the conversion option in these instruments and determined that the instruments are contingently convertible since the Third Amendment notes could not be converted to equity, as a Qualified Financing (as defined above) did not occur.

Note 4.  Secured Convertible Promissory Notes (continued)

In connection with the Third Amendment convertible notes payable issued during the nine months ended September 30, 2012, the Company issued these note holders an aggregate of 120,000 warrants to purchase common stock with an exercise price of $0.54.  These Third Amendment warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).   The aggregate grant date fair value of $56,400 was applied to the principal amount of the convertible notes payable to determine the debt discount.  Accordingly, the Company allocated $56,400 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying condensed consolidated balance sheet.  Such debt discount was amortized through May 2012, when the notes matured.

During the three and nine months ended September 30, 2012, the Company recognized $43,880 and $1,373,249 in amortization of the deferred debt discount relating these Third Amendment convertible notes payable.

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

During the three and nine months ended September 30, 2012, the Company marked the Third Amendment warrants to fair value and recorded a gain of $298,272 and $687,225, respectively, relating to the change in fair value of warrant liabilities issued in connection with the Third Amendment convertible notes.

As of the date of the report, convertible notes payable aggregating approximately $50,000 are past maturity and in default.

Note 5.  Notes Payable

During the third quarter of 2012, the Company issued certain notes payable aggregating $350,000.  These notes bear interest at the rate of 12% per annum and matured 30 days from the issuance date (See Note 9).  In connection with these notes, the Company granted the note holders an aggregate 175,000 shares of common stock with a grant date fair value of $96,250.  The aggregate grant date fair value of the common stock was applied to the principal amount of these notes payable to determine the debt discount.  Accordingly, the Company allocated $75,490 of the offering proceeds to the relative fair value of the common stock on their respective grant dates and recorded them as Common Stock Issuable in the accompanying condensed consolidated balance sheet, as the shares were not issued as of September 30, 2012 due to the delays in issuing the stock certificates.  During the three and nine months ended September 30, 2012, the Company recognized $75,490 in amortization of the deferred debt discount relating to these notes payable.

During the first quarter of 2012, the Company issued certain notes payable aggregating $100,000. The notes bear interest at the rate of 12% per annum and matured on March 7, 2012 (See Note 9).  In connection with these notes payable, the Company issued the note holders an aggregate of 70,000 warrants to purchase common stock with an exercise price of $0.54.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).   The aggregate grant date fair value of $32,200 was applied to the principal amount of the notes payable to determine the debt discount.  Accordingly, the Company allocated $32,200 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying condensed consolidated balance sheet.  Such debt discount was being amortized through May 2012 when the notes matured.  During the three and nine months ended September 30, 2012, the Company recognized $0 and $112,700, respectively, in amortization of the deferred debt discount relating to these notes payable.

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through September 30, 2012.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.30%
Expected lives	2 years
Weighted average fair value per warrant	$0.46
Warrants issued	70,000
Aggregate grant date fair value	$32,200

During the three and nine months ended September 30, 2012, the Company marked these warrants to fair value and recorded a gain of $228,750 and $526,475, respectively, relating to the change in fair value of warrants issued in connection with notes payable.

Note 6.  Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2012.

As of September 30, 2012, the Company has not filed certain federal and state income and payroll tax returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of September 30, 2012.  The Company has estimated that any potential interest and penalties due related to these liabilities are de minimus to the consolidated financial statements as of September 30, 2012.

Note 7.  Stockholders’ Deficiency

Common Stock

During the nine months ended September 30, 2012, the Company entered into an agreement with a consultant to provide social and digital media strategy services to the Company for a period of one year. Pursuant to the agreement, the Company agreed to issue the consultant 50,000 shares of common stock as compensation for services provided.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered. Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the three and nine months ended September 30, 2012, the Company recorded $35,000 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying condensed consolidated statement of operations.

During the nine months ended September 30, 2012, the Company entered into an agreement with a consultant to provide investment banking services to the Company for a period of nine months. Pursuant to the agreement, the Company agreed to pay the consultant a one-time non-fundable retainer of 10,000 shares of common stock.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered. Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the three and nine months ended September 30, 2012, the Company recorded $7,000 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying condensed consolidated statement of operations.

During the nine months ended September 30, 2012, the Company entered into an agreement with a consultant to provide product marketing services to the Company for a period of twelve months. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $20,000 in shares of common stock at $1.50 per share.  Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the three and nine months ended September 30, 2012, the Company issued 13,334 shares of common stock and recorded $20,000 of stock compensation expense related to this agreement, which was recorded as marketing and promotion expense in the accompanying condensed consolidated statement of operations.

Preferred Stock Subscription Agreement

The Company has designated 7,150,000 shares of its authorized preferred stock with par value of $.001 per share as Series A Preferred Stock (“Series A Preferred”).  The holders of the Series A Preferred shall be entitled to cumulative dividends at the rate of 8% of the Original Purchase Price per annum (as defined below).  In the event of any liquidation, dissolution or winding-up of the Company, the assets of the Company shall be distributed first to the holders of Series A Preferred an amount per share of Series A Preferred equal the sum of (i) two times the original purchase price and (ii) any declared and unpaid dividends, which shall be paid in cash. Each holder of shares of Series A Preferred shall be entitled to one vote for each whole share of Common Stock into which such shares of Series A Preferred could be converted.  At the option of the holder, the outstanding shares of Series A Preferred are convertible into shares of Common Stock at the rate which is calculated by dividing the Original Purchase Price by the Conversion Price of $0.70 per share within thirty six months after the original issue date (the “Conversion Rate”).  The Series A Preferred Stock will automatically convert into shares of the Company's common stock at the Conversion Rate (1) on the third anniversary of the original issuance date or (2) if the Company's average stock price is $1.20 for 20 consecutive trading days and trading volume is at least $150,000.

During the nine months ended September 30, 2012, the Company entered into a subscription agreement with certain investors for an aggregate of 550,000 shares of the Company's Series A Preferred Stock and Warrants to purchase 50% of the shares of Common Stock that the Series A Preferred Stock would be converted into at a conversion price of $0.70 per share. The Company received proceeds of $385,000 ($0.70 per unit, which shall be referred to as the “Original Purchase Price”) in connection with the subscription agreement.  The warrants have a five year term, an exercise price of $0.80 per share, and a grant date fair value of $98,286. Such warrants are subject to customary anti-dilution adjustments.  On August 20, 2012, the Company issued the 550,000 shares to the investors.

Warrants

Details of warrants outstanding as of September 30, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2012	5,067,716	$0.54	5.87

Granted	465,000	$0.69	4.99
Expired	-	-
Exercised	-	-

Warrants outstanding at September 30, 2012	5,532,716	$0.55	5.11	-
Exercisable	5,532,716	$0.55	5.11	-

Note 8.  Related Party Transactions

During the three and nine months ended September 30, 2012, the Company received advances from a former director aggregating approximately $0 and $124,200.  These advances are non-interest bearing and are due on demand.

Note 9. Subsequent Events

On October 10, 2012, the Company issued a note payable aggregating $50,000.  This note bears interest at the rate of 12% per annum and matured 30 days from the issuance date.  In connection with this note, the Company granted the note holders an aggregate 25,000 shares of common stock.

On November 21, 2012, the Company entered into the Subscription Agreement (the “Subscription Agreement”) of Secured Convertible Promissory Notes (the “Notes”) due May 21, 2014 in the aggregate principal amount of $500,000 with a conversion price of $0.54 per share.  The noteholders also received warrants to purchase 462,963 shares of its common stock at an exercise price of $0.70 per share. The aggregate grant date fair value of the warrants of $106,481 was recorded as a debt discount. The conversion price of the Note and the exercise price of the Warrants are subject to adjustment for certain events, including the dividends, distributions or split of common stock, the Company’s consolidation, merger or reorganization, or in the event of the Company’s issuance of securities at a price lower than the per share conversion price or exercise price then in effect.

In connection with the sale of the Notes and Warrants, the Company paid to the investor and its designee a due diligence fee in cash equal to 4% of the gross proceeds of the offering and issued to the investor’s designee an unsecured note substantially in the same form as the Note in the principal amount of $20,000.

In accordance with ASC 470, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Notes are considered to have an embedded beneficial conversion feature because the effective conversion price is less than the estimated fair value of the Company’s common stock at the issuance date. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a fair value basis. The value of the beneficial conversion feature was calculated using, among other factors, the Company’s estimated stock price of $0.55 resulting in the recognition of an additional debt discount of approximately $97,000 at the time of issuance.

On November 23, 2012, the Company repaid a note payable in the aggregate amount of $100,000.

In November 2012, the Company obtained extensions from certain notes payable and convertible notes payable holders to extend the maturity date of their notes as the notes were in default as of September 30, 2012.  The holders of notes payable in the aggregate amounts of $70,000 and $895,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  In connection with the extension, the Company will issue warrants to purchase 56,500 shares of common stock at $0.70 per share.  The holders of convertible notes payable in the aggregate amounts of $728,000 and $1,142,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  In connection with the extension, the Company will issue warrants to purchase 187,000 shares of common stock at $0.70 per share.  In addition, certain convertible notes payable holders converted their convertible notes aggregating $900,000 to 450,000 shares of common stock.  In connection with the extensions of the notes payable and convertible notes payable, the holders of the respective notes agreed to waive all prior events of default (as defined in the respective agreements).

Subsequent to September 30, 2012, the Company received advances from a former director aggregating approximately $83,260.  These advances are non-interest bearing and are due on demand.