Form 10-Q/A
period 2012-09-30
NUVEL HOLDINGS, INC.
filed 2012-12-07
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of December 7, 2012 the registrant had 11,838,040 shares of common stock, par value $.001 per share, issued and outstanding.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	F - 1

	Condensed Consolidated Balance Sheets As of September 30, 2012 (Unaudited) and December 31, 2011	F - 1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, and for the Period from January 20, 2010 (inception) to September 30, 2012	F - 2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and for the Period from January 20, 2010 (inception) to September 30, 2012	F - 3

	Notes to the Unaudited Condensed Consolidated Financial Statements	F - 4 to F - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures

Exhibits/Certifications

PART 1.  FINANCIAL INFORMATION

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

In November 2012, the Company obtained extensions from certain notes payable and convertible notes payable holders to extend the maturity date of their notes as the notes were in default as of September 30, 2012.  The holders of notes payable in the aggregate amounts of $70,000 and $895,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  In connection with the extension, the Company will issue warrants to purchase 56,500 shares of common stock at $0.70 per share.  The holders of convertible notes payable in the aggregate amounts of $728,000 and $1,142,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  In connection with the extension, the Company will issue warrants to purchase 187,000 shares of common stock at $0.70 per share. In connection with the extensions of the notes payable and convertible notes payable, the holders of the respective notes agreed to waive all prior events of default (as defined in the respective agreements).  In addition, certain convertible notes payable holders converted their convertible notes aggregating $900,000 to 450,000 shares of common stock.  The Company currently has a convertible note payable aggregating $50,000 that is past maturity and in default.  As a result of this default, the convertible note and interest is due and payable on demand and the interest has been retroactively adjusted to 22% from the issuance date.

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

The Company currently has a convertible note payable aggregating $50,000 that is past maturity and in default.  As a result of this default, the convertible note and interest is due and payable on demand and the interest has been retroactively adjusted to 22% from the issuance date.

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

As of September 30, 2012, the Company has not filed certain federal and state income and payroll tax returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of September 30, 2012.  The Company has estimated that any potential interest and penalties due related to these liabilities are inmaterial to the consolidated financial statements as of September 30, 2012.

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

We are a development stage enterprise. Our primary activities have been the design and development of our products, negotiating strategic alliances and other agreements and raising capital. We have not commenced our principal operations, nor have we generated any revenues.

Since inception, we have incurred substantial losses. As of September 30, 2012 and December 31, 2011, our accumulated deficit was $9,257,394 and $6,970,260, respectively, and as of September 30, 2012 our working capital and stockholders’ deficiency was $6,910,584 and $6,842,024, respectively.  We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products.  We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of September 30, 2012 and December 31, 2011, and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to September 30, 2012 and through the date of this report, the Company secured additional financing aggregating $550,000.  The Company currently has a convertible note payable aggregating $50,000 that is past maturity and in default.  As a result of this default, the convertible note and interest is due and payable on demand and the interest has been retroactively adjusted to 22% from the issuance date.As of the date of this report, management estimates that the Company’s availability of funds will fund its operations only through December 31, 2012.  Due to the impending lack of funds, we are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotions activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

Three months ended September 30, 2012 compared with the three months ended September 30, 2011

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended September 30, 2012, marketing and promotion expenses increased by $7,735, or 31%, as compared to the three months ended September 30, 2011. The increase resulted primarily from the increase in the advertising fees for internet search words in 2012 as well as stock-based compensation in connection with common stock issued to a sales consultant.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended September 30, 2012, payroll and benefits decreased by $16,781 as compared to the three months ended September 30, 2011. The Company currently has 7 full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses.  For the three months ended September 30, 2012, general and administrative expenses increased by $16,216, or 18%, as compared to the three months ended September 30, 2011.  The increase resulted primarily from stock-based compensation in connection with common stock issued to investor relations consultants.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2012, research and development expenses decreased by $6,402, or 9%, as compared to the three months ended September 30, 2011.  The decrease resulted primarily from a change to a more cost effective development firm in the second quarter of 2012 and the capitalization of software costs as our mobile application product reached technological feasibility in 2012.

Other income

Other expense represents the change in fair value of warrant liabilities, amortization of debt discount and deferred financing charges, and interest expense.  For the three months ended September 30, 2012, other expense decreased by $823,404, or 157%, as compared to the three months ended September 30, 2011.  The Company marked certain warrants to fair value which accounted for a gain of $527,022 relating to the change in fair value of warrant liabilities for the three months ended September 30, 2012 as a result of decreases in the Company’s estimated stock price and in the remaining term of the warrants. This compared to a loss of $239,400 in the prior year period resulting from a modification of the terms of the warrant, specifically a reduction in the exercise price of the warrants. The amortization of the debt discount increased by $45,783 as additional notes payable and convertible notes were issued in the period. The amortization of deferred financing costs also decreased by $69,619 as our notes payable and convertible notes began to reach their initial maturity dates in late 2011 and early 2012.    Interest expense increased by $32,489 as additional notes were issued and the maturity dates of certain outstanding notes which were at or past maturity were extended.

Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the nine months ended September 30, 2012, marketing and promotion expenses increased by $21,169, or 50%, as compared to the nine months ended September 30, 2011. The increase resulted primarily from the increase in the advertising fees for internet search words in 2012 as well as stock-based compensation in connection with common stock issued to a sales consultant.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the nine months ended September 30, 2012, payroll and benefits increased by $168,507 as compared to the nine months ended September 30, 2011. The Company currently has 7 full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses.  For the nine months ended September 30, 2012, general and administrative expenses increased by $191,752, or 86%, as compared to the nine months ended September 30, 2011.  The increase resulted primarily from an increase in professional fees related to our initial SEC filings as well as stock-based compensation issued in connection with common stock issued to investor relations consultants.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2012, research and development expenses decreased by $22,621, or 10%, as compared to the nine months ended September 30, 2011.  The decrease resulted primarily from maintaining two developers at the same time during the first quarter of 2012 as we transitioned to a more cost effective developer offset by the capitalization of software costs during the nine months ended September 30, 2012 as our mobile application product reached technological feasibility in October 2011.

Other expense

Other expense represents the change in fair value of warrants liabilities, amortization of debt discount and deferred financing charges, and interest expense.  For the nine months ended September 30, 2012, other expenses decreased by $135,000, or 16%, as compared to the nine months ended September 30, 2011.  The Company marked certain warrants to fair value which accounted for a gain of $1,213,700 relating to the change in fair value of warrant liabilities for the nine months ended September 30, 2012 as a result of decreases in the Company’s estimated stock price and in the remaining term of the warrants.  This  compared to a loss of $224,525 in the prior year period resulting from a modification of the terms of the warrant, specifically a reduction in the exercise price of the warrants. The amortization of the debt discount increased by $1,448,831 as additional convertible notes were issued and the acceleration of the debt discount from the cancellation of notes and warrants.  The amortization of deferred financing costs decreased by $154,417 as less costs related to raising funds were incurred.    Interest expense increased by $8,811 as additional notes were issued and the certain maturity dates of notes which were at or past maturity were extended.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2012	December 31, 2011

Cash	$-	$34,792
Working Capital Deficiency	$(6,910,584)	$(5,077,380)
Debt (Current)	$3,835,000	$3,265,000

From January 20, 2010 (inception) through September 30, 2012, we raised a total of $4,140,000 from the issuance of notes payable and convertible notes (of which $305,000 was repaid) and $385,000 in equity issuances.  As of September 30, 2012, we had a cash overdraft of $8,010, and a working capital deficiency of $6,910,584. Subsequent to September 30, 2012 and through the date of this report, the Company secured additional debt financing aggregating $550,000.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2012 and 2011 in the amounts of $1,050,442 and $1,064,203, respectively.

The cash used in operating activities in the nine months ended September 30, 2012 was due to cash used to fund a net loss of $2,287,134, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, stock compensation and the change in fair value of warrant liabilities in the aggregate amount of $449,405 as well as a change in operating assets and liabilities of $787,287. The Company has been required to extend payables in order to conserve cash balances.

The cash used in operating activities for the nine months ended September 30, 2011 was due to cash used to fund a net loss of $2,063,327, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, and the change in fair value of warrant liabilities in the aggregate amount of $531,216 as well as a change in operating assets and liabilities of $467,908. The Company has been required to extend payables in order to conserve cash balances.

Net Cash Used in Investing Activities

The cash used in investing activities for the nine months ended September 30, 2012 was for the capitalization of software costs, as the Company’s mobile application product reached technological feasibility.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $1,084,210 and $1,258,000, respectively, primarily from the issuance of notes payable, convertible notes, preferred stock, and advances from a former director.

Availability of Additional Funds

Based upon our working capital deficiency as of September 30, 2012 and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to September 30, 2012 and through the date of this report, the Company secured additional financing aggregating $550,000.  The Company currently has a convertible note payable aggregating $50,000 that is past maturity and in default.  As a result of this default, the convertible note and interest is due and payable on demand and the interest has been retroactively adjusted to 22% from the issuance date.  As of the date of this report, management estimates that the Company’s availability of funds will fund its operations only through December 31, 2012.  Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes).  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, and competing technological and market developments.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations and their respective maturity dates as of September 30, 2012:

Contractual Obligations	Total	2012	2013	2014	2015

Short-term debt obligations	$3,835,000	$3,835,000	$-	$-	$-
Interest obligations (1)	615,135	615,135	-	-	-
Operating lease obligations (2)	2,100	2,100	-	-	-

	$4,452,235	$4,452,235	$-	$-	$-
_______________

(1)	Interest rate obligations are presented through the maturity dates of each component of short-term debt.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the Company carried out an evaluation by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of September 30, 2012.

As of December 31, 2011, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of September 30, 2012. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. We have taken steps to address this matter, including the hiring of a Chief Financial Officer in December 2011. We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.  Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEDINGS

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2012, the Company received investments from accredited investors for the sales of 550,000 shares of its Series A Preferred Stock, par value $.001 (“Series A Preferred Stock”) and warrants to purchase 50% of the shares of Common Stock that the Series A Preferred Stock such Investors purchased would be able to be converted into at an exercise price of $0.80 per share (the “Series A Warrants”). The Company closed the first round of the offering of its Series A Preferred Stock and the Series A Warrants on August 20, 2012.

On August 3, 2012, the Company issued a total of 73,334 shares of Common Stock to three consultants in consideration of their consulting services.

Between July and October 2012, the Company issued secured convertible promissory notes (the “Notes”) in the aggregate amount of $400,000 pursuant to certain accredited investors. The Notes bear interest at the rate of 12% per annum and have a term of 30 days. On November 19, 2012, the Company and the noteholders agreed to extend the maturity date of the Notes to March 31, 2013.

The above issuances were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On or about March 15, 2011, the Company issued Leon Frenkel a 12% secured convertible promissory note (the "Frenkel Note") in the principal amount of $50,000, which was due on April 18, 2012. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due under the Frenkel Note. The Company has attempted to obtain extension on the Frenkel Note but has been unable to achieve agreement with Mr. Frenkel.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

On October 23, 2012, Mr. Charles Resnick resigned his position as the Chairman of the Board. Simultaneously, Mr. Jay Elliot was appointed to serve as the new Chairman of the Board. Mr. Resnick will remain as a Director.

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

NUVEL HOLDINGS, INC.

Date: December 7, 2012	By:	/s/ Jay Elliot
Jay Elliot
President and Chief Executive Officer
(principal executive officer)

Date: December 7, 2012	By:	/s/ Jorge Fernandez
Jorge Fernandez
Chief Financial Officer
(principal financial officer and accounting officer)