Form 10-K
period 2013-12-31
NUVEL HOLDINGS, INC.
filed 2014-11-25
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  0-54249

Nuvel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 S. Santa Cruz Avenue, Suite 300
Los Gatos, California 95030
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   408 234-3808

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐    No    ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐    No   ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

INDEX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No   ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2014 was $1,223,210, based on the price of $0.37 per share of Common Stock on June 30, 2014.  The aggregate market value of the registrant’s Common Stock held by non-affiliates was $2,609,586 as of June 30, 2013, based on the price of $0.88 per share of Common Stock on June 30, 2013.  Shares of Common Stock known by the registrant to be beneficially owned as of June 30, 2014 and 2013 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of November 17, 2014, there were 13,884,033 shares of the registrant’s Common Stock issued and outstanding.

INDEX

Nuvel Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2013

INDEX

Explanatory Notes

This report on Form 10-K constitutes a comprehensive filing covering information that would have been reported not only in this Form 10-K for the fiscal year ended December 31, 2013, but also in a Form   10-K for the fiscal year ended December 31, 2012 and in Forms 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  We have been delinquent in the filing of all such reports.  It is noted that the filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934.

The financial information included in this report consists of:

--	audited consolidated financial statements for each fiscal year from 2011 through 2013;
--	unaudited condensed consolidated financial statements in a level of detail consistent with Regulation S-X rule 10-01(a) and (b) for each fiscal quarter of year 2013; and
--	management discussion and analysis based upon all the annual and quarterly financial information included in this report.

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

On March 20, 2012, the Company acquired the 100% outstanding shares of HRMY Sub, Inc. (“HRMY Sub”), a newly set up Florida corporation. On April 10, 2012, the Company merged HRMY Sub into itself and changed the Company’s name into “Nuvel Holdings, Inc.” to better reflect the business and operations of the Company. The Company’s CUSIP number was changed from 413248 105 to 67091E 108. The stock symbol of the Company was changed from “HRMY” to “NUVL,” effective on April 10, 2012.

The following sets forth the structure of the Company as of the date of this Report herein:

From February 2010 through December 2011, Nuvel DE conducted a bridge offering of approximately $2,700,000 of its Secured Convertible Promissory Notes (the “Bridge Notes”) and Warrants (the “Bridge Warrants”) to 24 accredited investors (the “Bridge Investors”) pursuant to certain Subscription Agreements as amended on July 5, 2011 and December 30, 2011. The Bridge Notes may be convertible into the Company's securities sold in a Qualified Financing at a conversion price of the lower of $0.54 or the price of the securities sold in a Qualified Financing, which is defined as an offering of the Company’s securities for gross proceeds of no less than $1,500,000. Since no Qualified Financing was consummated, the conversion price of the Bridge Notes was set to be $0.54. The Company’s obligations under the Bridge Notes were originally secured by a first priority security interest in the Company’s assets pursuant to a Security & Collateral Agent Agreement, as amended (the “Bridge Security Agreement”). The Bridge Warrants entitled the Bridge Investors to purchase the number of shares that are calculated by dividing (x) 50% of the outstanding principal plus interest of the Bridge Notes by (y) the conversion price of the Bridge Notes.

INDEX

In addition, from April 29, 2010 through April 5, 2012, Nuvel DE took short term loans of a total of approximately $750,000 from eight accredited investors (of which $305,000 have been repaid) and all such investors elected to convert their outstanding short term loans into Bridge Notes. Some of such converted short term loans originally matured on approximately April 18, 2012 and they were later extended until March 31, 2013. These investors also received certain number of warrants in the form of the Bridge Warrant in connection with the short term loans.

In connection with the consummation of the Share Exchange Transaction, Nuvel DE received a loan of $390,000 from Paragon Capital, LP and its affiliate Paragon Capital Offshore LP (collectively, “Paragon”) bearing interest at an annual rate of 8% pursuant to a note dated December 30, 2011 (the “Paragon Note”). The loan was originally due on December 31, 2012 but was later extended until March 31, 2013 and further extended until September 30, 2014. This loan was secured pursuant to a Security Agreement, dated December 30, 2011 and the Company provided a guaranty to Paragon for securing the Paragon Note. In addition, Paragon and its designated person received an aggregate of 1,739,706 shares of common stock of the Company and a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share with a term of 7 years (the “Paragon Warrant”). On December 23, 2013, Paragon sold and assigned its rights under the Paragon Note to Gibralt US, Inc. (“Gibralt”)

On August 20, 2012, for an aggregate purchase price of $385,000, the Company issued and sold to a number of accredited investors (the “Series A Preferred Investors”) an aggregate of 641,668 shares of its Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”) and warrants (“Series A Warrants”) to purchase 50% of the shares of Common Stock that the purchased Series A Preferred Stock would be able to be converted into at an exercise price of $0.60 per share.

On November 21, 2012, the Company entered into and consummated the sale to Alpha Capital Anstalt (“ACA”) pursuant to the Subscription Agreement (the “ACA Subscription Agreement”) of Secured Convertible Promissory Note due May 21, 2014 (the “ACA Note”) in the principal amount of $500,000 with the conversion price of $0.54 per share, and warrants to purchase 462,963 shares of its common stock at an exercise price of $0.70 per share (the “ACA Warrants”). In connection with the sale of the ACA Note and ACA Warrant, the Company paid to ACA’s designee a due diligence fee in cash equal to 4% of the gross proceeds of the offering and issued to ACA’s designee an unsecured note substantially in the same form as the ACA Note in the principal amount of $20,000 (the “ACA Diligence Note,” together with the “ACA Note” referred to as the “ACA Notes”).

The Company’s obligations under the ACA Subscription Agreement and the ACA Notes were secured by a first priority interest in all assets of the Company pursuant to a Security Agreement, dated as of November 21, 2012 (the “ACA Security Agreement”). As a precondition to the closing of the transactions under the ACA Subscription Agreement, on November 16, 2012, the Company obtained consent and waiver from all the Bridge Investors and Paragon to extend the Bridge Notes and the Paragon Note to March 31, 2013 and to subordinate their security interest to the one granted to ACA and its designee under the ACA Security Agreement pursuant to those amendments to the Bridge Subscription Agreement and the Paragon Note (the “Subordination Amendments”). In consideration of such waiver, the Subordination Amendments provided to each Bridge Investor and Paragon the following: (i) the issuance of a warrant to purchase a number of shares of Common Stock equals (x) the principal amount of the Bridge Note/Paragon Note, divided by (y) 10, (ii) a higher redemption amount of 150% of the principal amount of the Bridge Note/ in the event of a Sale or Merger Transaction (as defined in the Bridge Notes).

Recent Developments

During December 2012 through January 2014, the business activities of the Company reduced while the Company was seeking to raise capital and reduce overall operating costs. In February 2014, in view of potential business development opportunity in the Company’s products, the Company decided to restructure its capital structure to rebrand and revive the Company’s offerings.

ACA Amendments

On April 8, 2014, the Company entered into a series of amendment agreements with ACA to amend and extend the ACA Notes (collectively, the “ACA Amendments”). Pursuant to the First Amendment to the Subscription Agreement, ACA waived its rights with respect to the defaults on the part of the Company, among other things, of its obligations under the ACA Subscription Agreement, the ACA Notes and ACA Security Agreement, its reporting responsibilities under the Securities Exchange Act of 1934, its listing status on the OTCQB marketplace, and its state and federal tax filings, etc., the Company covenanted to ACA that it will be current with its tax filings since May 30, 2014 and it will be compliant with its reporting responsibilities no later than September 30, 2014.

Pursuant to the First Amendment to Secured Convertible Promissory Notes, ACA and its designee agreed, among other things: (i) to extend the maturity date of the ACA Notes to April 8, 2015, which may be extended for an additional six months at the option of the holders of the ACA Notes, (ii) to amend the interest rate to be 10% per annum and payable in arrears semiannually, (iii) to amend the conversion price of the ACA Notes to be $0.18 per share, (iv) to add a mandatory conversion provision where the Company’s Common Stock reaches certain threshold of trading volume and trading price, the ACA Notes will automatically convert, and (v) to waive any default on the part of the Company under the ACA Notes.

INDEX

Pursuant to the First Amendment to Security Agreement, ACA agreed that the notes to be offered in a new bridge financing of the Company for proceeds of $1,000,000 which was expected to occur in April 2014 and a qualified financing of the Company for proceeds of $2,000,000 which was expected to occur in September 2014 would be secured by a security interest that is pari passu to the first priority security interest granted to ACA pursuant to the ACA Security Agreement.

In consideration of ACA’s foregoing waivers and amendments, the Company also agreed: (i) to lower the exercise price of the ACA Warrant to $0.25 per share and to increase the number of shares issuable upon the exercise of the ACA Warrant to 1,800,412 shares, and (ii) to issue shares of Series D Preferred Stock to ACA and its designee, which may be converted into an aggregate of 1,767,358 shares of Common Stock.

New Bridge Financing

Starting in April 2014, the Company has been seeking additional investment from accredited investors in a new bridge financing (the “New Bridge Financing”) of the Company’s secured promissory notes (the “New Bridge Notes”) and warrants to purchase the Company’s Common Stock (the “New Bridge Warrants”) for proceeds of up to $1,000,000 pursuant to the Subscription Agreement, dated April 2014 (the “New Bridge Subscription Agreement”).  The New Bridge Notes accrue interest at 8% per annum and may increase to 18% in the event of default on the part of the Company. The New Bridge Notes may be converted into shares of Common Stock at the conversion price of $0.18 but also subject to a mandatory conversion provision, where they will automatically convert into shares of Common Stock in the event of a Qualified Financing (as defined below) at the conversion price of 90% of the offering price of the Qualified Financing. Qualified Financing for the purpose of the New Bridge Notes is defined as an offering of the Company’s debt or equity securities for gross proceeds of at least $2,000,000. The New Bridge Notes are secured by a first priority security interest in all of the assets of the Company pursuant to the Security & Collateral Agent Agreement. The Bridge Warrants are for a term of five years and entitle their holders to purchase a number of shares of Common Stock equals (x) 50% of the principal amount of the New Bridge Notes, divided by (ii) $0.18. As of the date of this report, the Company has received gross proceeds of an aggregate of $382,750 for the New Bridge Financing.

Bridge and Gibralt Waiver and Amendments

Beginning in May 2014, the Company reached out to all the Bridge Investors and Gibralt to seek their consent to the waiver and amendments to the Bridge Notes and the Paragon Note. Pursuant to the Waiver and Amendment Agreement dated May 5, 2014 (the “Note Waiver and Amendments”), the Bridge Investors and Gibralt agreed: (i) to convert all the outstanding principal and accrued interest of the Bridge Notes and the Paragon Note into Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) at a conversion price of $5.00, (ii) to waive any default on the part of the Company under the Bridge Notes or the Paragon Note, (iii) to waive the default interest under the Bridge Notes or the Paragon Note and to receive a one-time interest of 24% for the entire term of the Bridge Notes and the Paragon Note, (iv) that the Company’s obligations under the Bridge Subscription Agreement, the Bridge Security Agreement and other relevant transaction documents would terminate, and (v) to amend the Bridge Warrants to have a lower exercise price of $0.30 per share and the extended expiration date of June 1, 2019. Series B Preferred Stock acknowledges the original price of a 20% premium to the Bridge Investors’ original investment in the Bridge Notes and the Series B Preferred may be converted into 20 shares of Common Stock at the option of it holders and will automatically convert into shares of Common Stock if the Common Stock meets certain criteria of trading price and trading volume.

In the meantime, the Company was seeking additional investment from the Bridge Investors and Gibralt in the New Bridge Financing. As an incentive, the Note Waiver and Amendments provided that any Bridge Investor that invests in the New Bridge Financing for an amount of more than 15% of its original investment in the Bridge Note, such Bridge Investor may be entitled to more favorable terms of the amendments pursuant to an optional addendum agreement, where (i) such Bridge Investor’s Bridge Note will be converted into Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) at the conversion price of $3.6923, (ii) the Company will acknowledge a one-time interest of 30% for the entire term of the Bridge Note held by such Bridge Investor, and (iii) such Bridge Investor’s Bridge Warrant will be amended to have a lower exercise price of $0.25. Series C Preferred Stock acknowledges the original price of a 30% premium to the Bridge Investors’ original investment in the Bridge Notes and provides a liquidation preference of 1.3 times of the original purchase price of the Series C Preferred Stock. The Series C Preferred may be converted into 20 shares of Common Stock at the option of it holders and will automatically convert into shares of Common Stock if the Common Stock meets certain criteria of trading price and trading volume.

As of the date of this Report, Bridge Investors holding Bridge Notes of an aggregate principal amount of $3,785,000 consented to the Note Waiver and Amendments.  As of the date of this Report, the Company has received gross proceeds of an aggregate of $382,750 from the Bridge Investors for the New Bridge Financing.

Series A Preferred Waiver and Amendments

In July 2014, the board of directors of the Company approved and the holders of a majority of the outstanding Series A Preferred Stock also consented: (i) to correct and amend the Original Purchase Price and the Conversion Price, both of which are defined under the Certificate of Designations, Preferences and Rights (the “Series A Preferred COD”) of Series A Preferred Stock, to be $0.60 in lieu of $0.70, and (ii) to acknowledge and correct the number of shares of Series A Preferred Stock that were issued and outstanding based on the corrected Original Purchase Price.

INDEX

The Company has also reached out to all the Series A Preferred Investors to seek their consent to the waiver and amendments to the transaction documents for the offering of the Series A Preferred Stock. Pursuant to the Waiver and Amendment Agreement dated May 5, 2014 which was later closed in August 2014 (the “Series A Preferred Waiver and Amendments”), the Series A Preferred Investors agreed: (i) to convert every 8.3333 shares of Series A Preferred Stock  into one share of Series B Preferred Stock, (ii) to waive any default on the part of the Company under the transaction documents in connection with the offering of the Series A Preferred Stock, (iii) to terminate the Company’s obligations under the relevant transaction documents for the offering of the Series A Preferred Stock, including the Series A Preferred COD and (iv) to amend the Series A Warrants to have a lower exercise price of $0.30 per share and the extended expiration date of June 1, 2019. Series B Preferred Stock acknowledges the original price of a 20% premium to the Series A Preferred Investors’ original investment in the Series A Preferred Stock and the Series B Preferred may be converted into 20 shares of Common Stock at the option of it holders and will automatically convert into shares of Common Stock if the Common Stock meets certain criteria of trading price and trading volume.

In the meantime, the Company was seeking additional investment from the Series A Preferred Investors in the New Bridge Financing. As an incentive, the Series A Preferred Waiver and Amendments provided that any Series A Preferred Investor that invests in the New Bridge Financing for an amount of more than 15% of its original investment in the Series A Preferred Stock, such Series A Preferred Investor may be entitled to more favorable terms of the amendments pursuant to an optional addendum agreement, where (i) Every 6.15384 shares of such Series A Preferred Investor’s Series A Preferred Stock will be converted into one share of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), and (ii) such Series A Preferred Investor’s Series A Warrant will be amended to have a lower exercise price of $0.25. Series C Preferred Stock acknowledges the original price of a 30% premium to the Series A Preferred Investors’ original investment in the Series A Preferred Stock and provides a liquidation preference of 1.3 times of the original purchase price of the Series C Preferred Stock. The Series C Preferred may be converted into 20 shares of Common Stock at the option of it holders and will automatically convert into shares of Common Stock if the Common Stock meets certain criteria of trading price and trading volume.

As of the date of this Report, holders of all of the outstanding Series A Preferred Stock consented to the Note Waiver and Amendments.  As of the date of this Report, the Company has received gross proceeds of an aggregate of $31,250 from the Series A Preferred Investors for the New Bridge Financing.

Letter of Intent with OrangeHook

On October 24, 2014, Nuvel Holdings Inc., the Company, entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., a Minnesota corporation.  Pursuant to the Letter of Intent, Nuvel and OrangeHook will merge or combine their assets, with Nuvel as the surviving corporation (the “Transaction”).  The anticipated closing date is to be on or before December 31, 2014 (“the Closing”).  As a result of the intended business combination, Nuvel will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent.  Nuvel will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction),  OrangeHook shareholders will own approximately 85% of Nuvel and the pre-Transaction Nuvel shareholders will own approximately 15% of Nuvel, which is subject to adjustment by negotiation of the parties.  Pursuant to the Letter of Intent, OrangeHook provided $60,000 as bridge financing to Nuvel, in the form of an unsecured loan to assist Nuvel in completing the necessary filings with the Securities and Exchange Commission (“SEC”) such that it will be current in its reporting.  Prior to the Transaction, OrangeHook anticipates raising up to an additional $2 million, approximately $250,000 of which will be used to loan monies to Nuvel for its operations and which will convert into equity at closing of the Transaction.  On or about the same day as the Transaction, Nuvel and OrangeHook anticipate initiating an equity raise of up to $5 million of financing for the combined companies.  Conditions to Closing include that Nuvel be current in its SEC reports; that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained.

Business Operations

Overview

Nuvel Holdings, Inc. the Company, through its wholly-owned subsidiary Nuvel, Inc., engages in the business of designing, developing and selling software products and services that deliver data acceleration and management solutions that enable companies and individuals to transfer large amounts of data at high speeds, while optimizing the flow of information over the Internet, and maximizing network performance and data security. Nuvel is shaping the future of data transfer through transforming how people connect, communicate and collaborate. Since TCP is a very old and poorly designed data transfer protocol Nuvel's products solve the TCP problem. Nuvel also helps our customers become more productive by leveraging cloud-based applications. Nuvel Inc. is shaping the future of data acceleration and transfer by creating unprecedented value and opportunity for moving data quickly and securely throughout the world, and by transforming how people connect, communicate and collaborate today. Network Data Tunnel (NDT), Nuvel’s solution uses proprietary protocol optimization, on the fly lossless compression, and encryption to achieve blazing fast performance over existing bandwidth from 10 to 200 times faster. Benefits include increased speed, decrease in time and ultimately reduced bandwidth requirements.

INDEX

Product Offerings

Our principal product offerings are the following:

Network Data Tunnel (“NDT”)

Our purpose-built Network Data Tunnel application is designed from inception for high-performance software-based data acceleration. Our NDT application provides high data throughput and reduced latency, or the time between initiating a request for data and the completion of the actual data transfer. Our application simultaneously retrieves numerous objects from the origin server. In many cases, our solution offers upward of 10 times to 200 times speed improvement. Our products are designed for easy installation and maintenance, reducing the costs and time required for implementation and use.  In many cases, our Network Data Tunnel can be installed in under ten minutes. All of our products provide customers with a range of management features, functions, user interfaces and modes of operation. In addition, our application solutions are designed to efficiently interact with our customers' existing networking equipment. By accelerating the transfer of data, especially across longer distances (Hops), enterprises and ISPs employing our Network Data Tunnel require less network capacity and can reduce data transmission costs. Our customers better utilize the capacity of their existing network and are able to move data far more efficiently and quickly. The need for enterprises to engage in e-commerce to purchase additional servers could be reduced since our Network Data Tunnel eliminates a significant amount of traffic that could otherwise overload their existing servers, requiring incremental server capacity. Our NDT products also help to improve the productivity of Internet users by reducing web response time. Faster downloading of web content increases productivity and end-user satisfaction. Our applications run on existing consumer-deployed networks and data center equipment, which means that it is designed to be less vulnerable to unauthorized entry than the deployment of new hardware or dedicated appliances. The Network Data Tunnel Solution was designed specifically for data acceleration. In addition, NDT employs authentication and filtering capabilities that prohibit unauthorized users from accessing or penetrating the application by adhering to the clients’ security protocols.

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

Technologies

Our products are based on three core technologies:

INDEX

WAN optimization

The new global enterprise is burdened with several challenges, which include a diverse workforce, multiple software applications and varying means of data access. Driven by an increasing demand for bandwidth to reliably and effectively support remote offices, the need for a better-functioning, faster, cheaper, and easier to implement and use WAN solution, has never been greater. Hardware-based application acceleration and WAN optimization solutions available today address only a part of the problem faced by the modern global enterprises. What these traditional solutions do not address are the needs for ease of deployment, ease of use and operation, better economics and fit for purpose – crucial requirements of modern businesses. The hardware approach to WAN optimization requires numerous costly and complex appliances resulting in geometrically multiplying hardware, operations and maintenance costs. Furthermore, the “optimization in hardware” approach results in other undesirable characteristics that include costly and often delayed upgrades, and significant staff and time commitments to provide, manage and maintain complex installations of appliances. Our WAN optimization products are deployed by our customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security. Our target customers include large and small ISPs, large corporate enterprises and small and medium size businesses in industries such as finance, engineering, professional services, manufacturing, media, healthcare, utilities, telecom, retail and cloud-based service providers. These companies would purchase our products in order to improve the performance of their networks and to accelerate and optimize the delivery of content to other companies or end-users over the Internet. Our WAN optimization products are designed to help distributed enterprises optimize the transferring of data both internally and externally.

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

Enterprises and ISPs have varying capacity, reliability and data throughput needs, depending on the size and nature of their operations. We offer a wide range of products to meet different price, performance and reliability requirements, and provide an upgrade path to our customers as they expand their networks. Our products can be deployed in a variety of environments, ranging from small or remote network locations to large ISPs or enterprise headquarters.  Trying to store content closer to the user may increase network efficiency, but creates the risk that the content delivered is not up-to-date, or fresh. Network Data Tunnel avoids this by increasing the speed in which original content can be moved to the serving location. Unlike traditional software or hardware cache solutions that have no mechanisms to monitor and ensure freshness, our Network Data Tunnel can actively check the origin servers and update content through efficient and sophisticated algorithms.

Cloud Computing

Based on “cloud computing” models, we are releasing a revolutionary approach to data acceleration, and a fundamental architectural shift in the delivery of this solution. Instead of a data acceleration optimization controller or a managed appliance model per customer, Nuvel is a true innovator in software-based data optimization, designed for an enterprise. It offers data acceleration, as well as cost-effective, scalable and reliable connectivity between enterprise locations. Our revolutionary technology offers enterprises enhanced performance throughout their global network. With Nuvel, users can start with a network of any size, configuration and scale based on the organization’s demands. Users in branch offices or remote locations exchanging vital information with headquarters need a reliable and fast solution that can keep pace with the increasing demands.

 Services and Support

We provide a comprehensive range of service and support options to our end user customers and our channel partners, which are delivered directly by our service and support organization. Our service and support options are for software support.  Additionally, our professionally skilled staff ensures all installations are performed to the client’s exact specifications.

INDEX

Research and Development

We believe that innovation and strong internal product development capabilities are essential to our continued success and growth. We continue to add new features, strengthen existing features of our products and invest in exploring new and adjacent markets and products that build on our core competence. In year 2011, we invested in developing our cloud-based service; we anticipate that this subscription-based service will materially add to revenue in the next few years.

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

For the years ended December 31, 2013, 2012 and 2011, the Company incurred research and development expenses of $51,625, $258,383 and $345,455.

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

We currently have one pending U.S. patent application and when this is issued, we will apply for foreign patents.

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

Sales and Marketing

Our objective is to be a leading provider of software-based data acceleration by delivering a high-performance, innovative Network Data Tunnel solution. Key elements of our strategy include applying our data acceleration focus to targeted market segments. Since our inception, we have focused on developing a software only data acceleration product line. We believe this focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at specific market segments that we believe represent attractive opportunities based on a demonstrated need for software-based data acceleration, the opportunity to sell to numerous customers and the level of existing competition. We focus on three market segments: service providers, enterprise proxy server replacement, and “Ground to Cloud.” We intend to use our customer relationships in these market segments to further penetrate these segments as well as other related markets.

We intend to utilize a combination of our direct sales force, resellers, systems integrators and original equipment manufacturers as appropriate for each of our target markets. We will support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers.

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

Broaden Distribution Channels

We intend to extend our distribution channels to meet the anticipated growth in demand for software-based data acceleration. We plan to continue to expand both our direct and indirect sales channels in order to continue to extend our marketing reach and increase our volume distribution. In particular, we plan to enter into relationships with additional resellers, systems integrators and original equipment manufacturers to increase penetration of the enterprise and ISP markets.

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

Our Business Strategy

We intend to establish Nuvel as the premier brand in Internet acceleration. We believe that brand awareness is important to increase market acceptance of Network Data Tunnel and to identify us as a leading provider of software-based data acceleration solutions.  The amount of noise and confusion in this market makes it very challenging. We intend to continue to educate customers, resellers, systems integrators and original equipment manufacturers about the value of implementing all of our current and future products. We believe a thorough process of explanation and education of our products will help to promote brand recognition and to further an overall acceptance and understanding of our solutions. To this end, we intend to increase our investments in a broad range of marketing and educational programs.

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

In 2011, we signed up key beta customers to test the full capability of our product. These beta customers represent major market segments.

Industry Background

The Global Demand for Data

Organizations have become more geographically dispersed, and increasingly mobile workforces depend on access to data from remote locations and a variety of client devices such as cellular telephones, personal digital assistants and notebook computers. In addition, we believe the continued growth of Internet usage will be driven by new applications, such as “Web Services” and “Voice over IP”, the growth of mobile and broadband Internet access, and new usage and infrastructure models such as “cloud computing.” In conjunction with the growth of Internet traffic, the proliferation of data and, in particular, unstructured data such as voice, video, images, email, spreadsheets and formatted text files, presents an enormous and increasing challenge to IT organizations. Along with the growing volume of unstructured data that is business critical and must be retained and readily accessible to individuals and applications, new regulations mandate that company email, web pages and other files must be retained indefinitely.

Gartner, Inc. (“Gartner”), a leading technology information group, estimates the number of U.S. companies with remote offices in excess of 4 million and many indications are that the mobile workforce is here to stay. The increased demand for data acceleration is not just domestic but spans the globe. The good news for Nuvel is this means a growing dependence on the performance of every network, real-time access to data, anytime and anywhere.

The Internet is dramatically changing the way businesses and individuals communicate and conduct commerce. As a result, the increasing volume of Internet traffic is much more than just web surfing; it's big business. According to Gartner, the amount of data produced across the world will grow by 650 percent over the next few years, and 80 percent of it will be unstructured. The research firm adds that 40 exabytes of new data are expected over the next five years, which is greater than all the data of the past 5,000 years. With this rising volume of traffic, Internet and Intranet infrastructures are quickly reaching capacity. Slow response times and site outages due to heavy demand are common outcomes of these overburdened network infrastructures. For organizations that rely on the web for commerce and/or operational purposes, these problems can be expected to have a direct, adverse impact on both the top and bottom lines. In the past, sites that wanted to avoid these issues had few choices but to invest in more infrastructure--more servers, more network equipment, more staff and more data center space. Now, through the emergence of data acceleration technology, these sites can effectively address the problems of performance, scaling and management. Nuvel optimizes how content is delivered by accelerating it either direction. There are two primary types of data acceleration solutions: software-based solutions and hardware based groups. Software-based approaches consist of a software application running on a general-purpose operating system like Solaris, Linux or Windows. These systems offer superior flexibility. Hardware providers promote a singular design, simple install, but have been significantly overpriced for many companies. Much as network routing has evolved from a general-purpose to a purpose-built solution, so has data acceleration. The advantages of a specialized application are clear. When an application is designed to perform a dedicated task, it will perform that task more effectively than a multi-function alternative. The results of a proxy-based application approach to optimization are significant: reduced web response times, simpler administration and management, lower network and data center costs, higher reliability, robust data security and always-accurate content.

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

Latency and protocol inefficiencies — “Latency” is the amount of time it takes data to travel distances across a network. The inefficiencies come from the numerous interactions between clients and servers that are often required by applications or network transport protocols to complete an operation or transfer data. When combined in geographically distributed computing environments, latency and these inefficiencies result in dramatically slower performance. For example, a simple request to open a file may require hundreds if not thousands of sequential round-trip interactions that, when aggregated, can result in substantial delays. This problem arises from two distinct sources:

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

Critical Partners

We believe that our business benefits greatly from working closely with other leading companies and suppliers in each market. By collaborating with others, we are able to design products that integrate more easily with other devices, add features and functionality to our products and expand our distribution channels, enabling us access to additional customers and markets. We are focusing our strategic relationships internationally with the intent to have more than 50% of our revenue from international sales within 5 years.

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

INDEX

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

Employees

The Company currently employs full time and contract employees.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

Our principal executive offices are located at 20 S. Santa Cruz Ave., Los Gatos, California.  We occupy the premises pursuant to a one year lease that expires in December of 2015, and provides for a base monthly rent of $1,000.  Pursuant to the lease, we have the right to extend the term of the lease any time prior to its expiration.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

INDEX

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been approved for quotation on the over-the-counter bulletin board market under the symbol, initially as "HRMY" and since April 10, 2012 as “NUVL” on OTC Pink Marketplace.  Our common stock did not have any trading activities until February 2012.

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB and Pink Sheets.  Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2012

Common Stock		High	Low

	First Quarter	$1.25	$0.51
	Second Quarter	1.70	1.20
	Third Quarter	1.80	0.83
	Fourth Quarter	1.64	0.88

Fiscal Year Ended December 31, 2013

First Quarter	$1.50	$0.21
Second Quarter	1.48	0.11
Third Quarter	0.40	0.10
Fourth Quarter	0.40	0.12

The transfer agent for the Company's common stock is Globex Transfer, LLC at the address of 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Stockholders

As of December 31, 2012, there were approximately 25 holders of record of our Common Stock.

As of December 31, 2013, there were approximately 31 holders of record of our Common Stock.

As of the date of this Report, there were approximately 37 holders of record of our Common Stock.

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

Securities authorized for issuance under equity compensation plans

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

INDEX

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2013 and 2012.

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

Since inception, we have incurred substantial losses. As of December 31, 2013, 2012 and 2011, our accumulated deficit was $10,561,878, $10,569,721 and $6,970,260, respectively, our stockholders’ deficiency was $7,981,799, $8,057,642 and $5,077,380, respectively, and our working capital deficiency was $7,533,918, $7,900,839 and $5,077,380, respectively. We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2013, 2012 and 2011 and the lack of any revenues, we require equity and/or debt financing to continue our operations. The Company's primary source of operating funds since inception has been note financings.  Subsequent to December 31, 2013, the Company secured additional debt financing in the form of Notes Payable aggregating $382,750 and has converted notes payable and convertible notes payable totaling $3,260,000 into preferred stock (see Note 10).  The Company expects that its current cash on hand will fund its operations only through November 2014. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful. See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

INDEX

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation.  Pursuant to the Letter of Intent, The Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”).  The anticipated closing date is to be on or before December 31, 2014 (“the Closing”).  As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent.  The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction),  OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment by negotiation of the parties.  Pursuant to the Letter of Intent, OrangeHook provided $60,000 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the Securities and Exchange Commission (“SEC”) such that it will be current in its reporting.  Prior to the Transaction, OrangeHook anticipates raising up to an additional $2 million, approximately $250,000 of which will be used to loan monies to the Company for its operations and which will convert into equity at closing of the Transaction.  On or about the same day as the Transaction, the Company and OrangeHook anticipate initiating an equity raise of up to $5 million of financing for the combined companies.  Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Year Ended December 31, 2013 compared with Year End December 31, 2012

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the year ended December 31, 2013, marketing and promotion expenses decreased by $68,598, or 85%, as compared to the year ended December 31, 2012.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its marketing efforts.  During the year ended December 31, 2012, the Company primarily spent monies on advertising fees for internet search words as well as stock based compensation in connection with common stock issued to a sales consultant.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the year ended December 31, 2013, payroll and benefits decreased by $973,443, or 79%, as compared to the year ended December 31, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to lay off its seven full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the year ended December 31, 2013, general and administrative expenses decreased by $468,748, or 78%, as compared to the year ended December 31, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to significantly scale down operations, whereas in the previous year, it incurred legal significant costs related to its reverse merger, and costs related to keeping current with its SEC filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the year ended December 31, 2013, research and development expenses decreased by $206,758, or 80%, as compared to the year ended December 31, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013.  In the prior year, the Company incurred research and development expenses to develop the Company’s products to work seamlessly on any system without data disruption and to include using the socket secure proxy protocol to a network data tunnel server.

Loss on write-off of capitalized software costs

In 2013, the Company abandoned further development of its vSOS software platform since the Company depleted its cash reserves by the end of the first quarter of 2013.  Accordingly, the Company wrote-off the entire cost of $68,560 as a Loss on write-off of capitalized software costs.

INDEX

Interest expense

For the year ended December 31, 2013, interest expense increased $63,649, or 15%, as compared to the year ended December 31, 2012.  Additional notes were issued throughout 2012 and certain maturity dates were extended.

Amortization of debt discount

For the year ended December 31, 2013, amortization of debt discount decreased $1,391,284, or 86%, as compared to the year ended December 31, 2012.  Amortization of the debt discount in 2012 resulting from short term notes and convertible notes issued in 2012 and the amortization of the Third Amendment warrants in 2012 accounted for the variance.

Amortization of deferred financing costs

For the year ended December 31, 2013, amortization of deferred financing costs increased $7,741, or 17%, as compared to the year ended December 31, 2012 as additional charges relating to raising funds were incurred.

Change in fair value of derivative liabilities

For the year ended December 31, 2013, change in fair value of derivative liabilities increased $639,382, or 96%, as compared to the year ended December 31, 2012.  The increase in the gain resulted from the larger decrease in the Company’s estimated stock price during the year ended December 31 2013 as opposed to during the year ended December 31, 2012, and a decrease in the remaining term of the instruments underlying the derivative liabilities.

Net Income

For the year ended December 31, 2013, net income was $7,843 versus a net loss of $3,599,461 for the year ended December 31, 2012.  The change was primarily attributable to the change in the value of the derivative liabilities, a significant reduction in operating expenses due to the Company depleting its cash reserves and prior year costs related to financing activity.

Three Months Ended September 30, 2013 compared with Three Months Ended September 30, 2012

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended September 30, 2013, marketing and promotion expenses decreased by $32,425, or 100%, as compared to the three months ended September 30, 2012.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its marketing efforts.  During the three months ended September 30, 2012, the Company primarily spent monies on advertising fees for internet search words as well as stock based compensation in connection with common stock issued to a sales consultant.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the three months ended September 30, 2013, payroll and benefits decreased by $310,882, or 100%, as compared to the three months ended September 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to lay off its seven full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended September 30, 2013, general and administrative expenses decreased by $108,114, or 100%, as compared to the three months ended September 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to significantly scale down operations, whereas in the previous year, it incurred legal significant costs related to keeping current with its SEC filings.

INDEX

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2013, research and development expenses decreased by $67,521, or 100%, as compared to the three months ended September 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013.  In the prior year, the Company incurred research and development expenses to develop the Company’s products to work seamlessly on any system without data disruption and to include using the socket secure proxy protocol to a network data tunnel server.

Interest expense

For the three months ended September 30, 2013, interest expense increased $15,112, or 14%, as compared to the three months ended September 30, 2012.  Additional notes convertible notes were issued throughout 2012 and certain maturity dates were extended.

Amortization of debt discount

For the three months ended September 30, 2013, amortization of debt discount decreased $73,005, or 61%, as compared to the three months ended September 30, 2012.  Amortization of the debt discount in 2012 resulting from short term notes and convertible notes issued in 2012 and the amortization of the Third Amendment warrants in 2012 accounted for the variance.

Amortization of deferred financing costs

For the three months ended September 30, 2013, amortization of deferred financing costs increased $13,333 as compared to the three months ended September 30, 2012 as additional charges relating to raising funds were incurred.

Change in fair value of derivative liabilities

For the three months ended September 30, 2013, change in fair value of derivative liabilities decreased $449,464, or 85%, as compared to three months ended September 30, 2012.  The decrease in the gain resulted from the smaller decrease in the Company’s estimated stock price during the three months ended September 30, 2013, as opposed to during the three months ended September 30, 2012.

Net Loss

For the three months ended September 30, 2013, the net loss was $106,249 versus a net loss of $220,287 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 compared with Nine Months Ended September 30, 2012

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the nine months ended September 30, 2013, marketing and promotion expenses decreased by $51,432, or 81%, as compared to the nine months ended September 30, 2012.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its marketing efforts.  During the nine months ended September 30, 2012, the Company primarily spent monies on advertising fees for internet search words as well as stock based compensation in connection with common stock issued to a sales consultant.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the nine months ended September 30, 2013, payroll and benefits decreased by $645,649, or 71%, as compared to the nine months ended September 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the nine months ended September 30, 2013, general and administrative expenses decreased by $281,388, or 68%, as compared to the nine months ended September 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to significantly scale down operations, whereas in the previous year, it incurred legal significant costs related to keeping current with its SEC filings.

INDEX

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2013, research and development expenses decreased by $162,822, or 78%, as compared to the nine months ended September 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013.  In the prior year, the Company incurred research and development expenses to develop the Company’s products to work seamlessly on any system without data disruption and to include using the socket secure proxy protocol to a network data tunnel server.

Loss on write-off of capitalized software costs

In the first half of 2013, the Company abandoned further development of its vSOS software platform since the Company depleted its cash reserves by the end of the first quarter of 2013.  Accordingly, during the nine months ended September 30, 2013, the Company wrote-off the entire cost of $68,560 as a Loss on write-off of capitalized software costs.

Interest expense

For the nine months ended September 30, 2013, interest expense increased $57,868, or 19%, as compared to the nine months ended September 30, 2012.  Additional notes convertible notes were issued throughout 2012 and certain maturity dates were extended.

Amortization of debt discount

For the nine months ended September 30, 2013, amortization of debt discount decreased $1,374,089, or 88%, as compared to the nine months ended September 30, 2012.  Amortization of the debt discount in 2012 resulting from short term notes and convertible notes issued in 2012 and the amortization of the Third Amendment warrants in 2012 accounted for the variance.

Amortization of deferred financing costs

For the nine months ended September 30, 2013, amortization of deferred financing costs increased $334, or 1%, as compared to nine months ended September 30, 2012.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2013, change in fair value of derivative liabilities decreased $718,862, or 59%, as compared to the nine months ended September 30, 2012.  The decrease in the gain resulted from the smaller decrease in the Company’s estimated stock price during the nine months ended September 300, 2013 as opposed to during the nine months ended September 30, 2012.

Net Loss

 For the nine months ended September 30, 2013, the net loss was $616,184 versus a net loss of $2,287,134 for the nine months ended September 30, 2012.

Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended June 30, 2013, marketing and promotion expenses decreased by $12,895, or 100%, as compared to the three months ended June 30, 2012.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its marketing efforts.  During the three months ended June 30, 2012, the Company primarily spent monies on advertising fees for internet search words as well as stock based compensation in connection with common stock issued to a sales consultant.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the three months ended June 30, 2013, payroll and benefits decreased by $298,720, or 100%, as compared to the three months ended June 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to lay off its seven full time employees.

INDEX

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended June 30, 2013, general and administrative expenses decreased by $78,129, or 84%, as compared to the three months ended June 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to significantly scale down operations, whereas in the previous year, it incurred legal significant costs related to keeping current with its SEC filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2013, research and development expenses decreased by $13,688, or 64%, as compared to the three months ended June 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013.  In the prior year, the Company incurred research and development expenses to develop the Company’s products to work seamlessly on any system without data disruption and to include using the socket secure proxy protocol to a network data tunnel server.

Interest expense

For the three months ended June 30, 2013, interest expense increased $20,773 or 20%, as compared to the three months ended June 30, 2012.  Additional notes convertible notes were issued throughout 2012 and certain maturity dates were extended.

Amortization of debt discount

For the three months ended June 30, 2013, amortization of debt discount decreased $146,117, or 76%, as compared to the three months ended June 30, 2012.  Amortization of the debt discount in 2012 resulting from short term notes and convertible notes issued in 2012 and the amortization of the Third Amendment warrants in 2012 accounted for the variance.

Amortization of deferred financing costs

For the three months ended June 30, 2013, amortization of deferred financing costs increased $5,166, or 63%, as compared to the three months ended June 30, 2012 as additional charges relating to raising funds were incurred.

Change in fair value of derivative liabilities

For the three months ended June 30, 2013, change in fair value of derivative liabilities decreased $546,253, or 94%, as compared to three months ended June 30, 2012.  The decrease in the gain resulted from the smaller decrease in the Company’s estimated stock price during the three months ended June 30, 2013, as opposed to during the three months ended June 30, 2012.

Net Loss

For the three months ended June 30, 2013, the net loss was $170,934 versus a net loss of $148,314 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 compared with Six Months Ended June 30, 2012

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the six months ended June 30, 2013, marketing and promotion expenses decreased by $19,007, or 61%, as compared to the six months ended June 30, 2012.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its marketing efforts.  During the six months ended June 30, 2012, the Company primarily spent monies on advertising fees for internet search words as well as stock based compensation in connection with common stock issued to a sales consultant.

INDEX

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the six months ended June 30, 2013, payroll and benefits decreased by $334,767 or 57%, as compared to the six months ended June 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to lay off its seven full time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the six months ended June 30, 2013, general and administrative expenses decreased by $173,274, or 57%, as compared to the six months ended June 30, 2012.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to significantly scale down operations, whereas in the previous year, it incurred legal significant costs related to keeping current with its SEC filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2013, research and development expenses decreased by $95,301, or 67%, as compared to the six months ended June 30, 2012. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013.  In the prior year, the Company incurred research and development expenses to develop the Company’s products to work seamlessly on any system without data disruption and to include using the socket secure proxy protocol to a network data tunnel server.

Loss on write-off of capitalized software costs

In the first half of 2013, the Company abandoned further development of its vSOS software platform since the Company depleted its cash reserves by the end of the first quarter of 2013.  Accordingly, during the six months ended June 30, 2013, the Company wrote-off the entire cost of $68,560 as a Loss on write-off of capitalized software costs.

Interest expense

For the six months ended June 30, 2013, interest expense increased $42,756, or 21%, as compared to the six months ended June 30, 2012.  Additional notes convertible notes were issued throughout 2012 and certain maturity dates were extended.

Amortization of debt discount

For the six months ended June 30, 2013, amortization of debt discount decreased $1,301,084, or 90%, as compared to the six months ended June 30, 2012.  Amortization of the debt discount in 2012 resulting from short term notes and convertible notes issued in 2012 and the amortization of the Third Amendment warrants in 2012 accounted for the variance.

Amortization of deferred financing costs

For the six months ended June 30, 2013, amortization of deferred financing costs decreased $12,999, or 33%, as compared to six months ended June 30, 2012 as less charges relating to raising funds were incurred.

Change in fair value of derivative liabilities

For the six months ended June 30, 2013, change in fair value of derivative liabilities decreased $269,398, or 39%, as compared to the six months ended June 30, 2012.  The decrease in the gain resulted from the smaller decrease in the Company’s estimated stock price during the six months ended June 30, 2013 as opposed to during the six months ended June 30, 2012.

Net Loss

For the six months ended June 30, 2013, the net loss was $509,935 versus a net loss of $2,066,847 for the six months ended June 30, 2012.

INDEX

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended March 31, 2013, marketing and promotion expenses decreased by $6,112, or 34%, as compared to the three months ended March 31, 2012.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its marketing efforts.  During the three months ended March 31 , 2012, the Company primarily spent monies on advertising fees for internet search words as well as stock based compensation in connection with common stock issued to a sales consultant.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the three months ended March 31, 2013, payroll and benefits decreased by $36,047 or 12%, as compared to the three months ended March 31, 2012. The decrease was attributable to the cancellation of medical and dental benefits after January 2013.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended March 31, 2013, general and administrative expenses decreased by $95,145, or 45%, as compared to the three months ended March 31, 2012. The decrease was attributable to the professional fees incurred in the comparable prior period in connection with the initial SEC filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2013, research and development expenses decreased by $81,613 or 67%, as compared to the three months ended March 31, 2012. The decrease resulted primarily from maintaining two developers at the same time during the first quarter of 2012 as the Company transitioned to a more cost effective developer.

Interest expense

For the three months ended March 31, 2013, interest expense increased $21,984, or 22%, as compared to the three months ended March 31, 2012.  Additional notes are convertible notes were issued throughout 2012 and certain maturity dates were extended.

Amortization of debt discount

For the three months ended March 31, 2013, amortization of debt discount decreased $1,154,967, or 92%, as compared to the three months ended March 31, 2012.  Amortization of the debt discount in 2012 resulting from short term notes and convertible notes issued in 2012 and the amortization of the Third Amendment warrants in 2012 accounted for the variance.

Amortization of deferred financing costs

For the three months ended March 31, 2013, amortization of deferred financing costs decreased $18,166, or 58%, as compared to the three months ended March 31, 2012 as less charges relating to raising funds were incurred.

Change in fair value of derivative liabilities

For the three months ended March 31, 2013, change in fair value of derivative liabilities increased $276,855, or 259%, as compared to three months ended March 31, 2012.  The decrease in the gain resulted from the larger decrease in the Company’s estimated stock price during the three months ended March 31, 2013, as opposed to during the three months ended March 31, 2012.

Net Loss

For the three months ended March 31, 2013, the net loss was $339,001 versus a net loss of $1,918,533 for the three months ended March 31, 2012.

INDEX

Year Ended  December 31, 2012 compared with Year End December 31, 2011

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the year ended December 31, 2012, marketing and promotion expenses increased by $1,678, or 2%, as compared to the year ended December 31, 2011.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the year ended December 31, 2012, payroll and benefits increased by $45,507, or 4%, as compared to the year ended December 31, 2011.

Merger Costs

Merger costs during the year ended December 31, 2011 totaled $2,614,780 and consisted of $2,224,780 recorded for the stock and warrants that were issued to Paragon, $350,000 of other costs related to the reverse merger and $40,000 in legal fees.  There were no such merger costs during the year ended December 31, 2012.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the year ended December 31, 2012, general and administrative expenses increased by $253,601, or 72%, as compared to the year ended December 31, 2011. The increase resulted primarily from an increase in professional fees related to initial SEC filings, note and convertible note extensions as well as stock-based compensation issued in connection with common stock issued to investor relations consultants.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the year ended December 31, 2012, research and development expenses decreased by $87,072, or 25%, as compared to the year ended December 31, 2011. The decrease resulted primarily from the Company’s transition to a more cost effective developer as well as the capitalization of software costs during the year ended December 31, 2012 as the Company’s mobile application product reached technological feasibility in October 2011.

Interest expense

For the year ended December 31, 2012, interest expense increased $191,314, or 81%, as compared to the year ended December 31, 2011.  Additional notes are convertible notes were issued throughout 2012 and certain maturity dates were extended.

Amortization of debt discount

For the year ended December 31, 2012, amortization of debt discount increased $1,287,391, or 381%, as compared to the year ended December 31, 2011.  Additional notes and convertible notes issued in 2012 and the amortization of the Third Amendment warrants in 2012 accounted for the variance.

Amortization of deferred financing costs

For the year ended December 31, 2012, amortization of deferred financing costs decreased $202,658, or 82%, as compared to the year ended December 31, 2011 as less charges relating to raising funds were incurred.

Change in fair value of derivative liabilities

The Company marked certain warrants to fair value which accounted for a gain of $669,373 relating to the change in fair value of warrant liabilities for the year ended December 31, 2012 as a result of decreases in the Company’s estimated stock price and in the remaining term of the warrants.  This compared to a loss of $209,525 in the prior year resulting from a modification of the terms of the warrant, specifically a reduction in the exercise price of the warrants.

INDEX

Net Loss

For the year ended December 31, 2012, the net loss was $3,599,461 versus a net loss of $5,605,531 for the year ended December 31, 2011.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2013	December 31, 2012	December 31, 2011

Cash	$-	$441	$34,792
Working Capital Deficiency	$(7,533,918)	$(7,900,839)	$(5,077,380)
Debt (Current)	$3,785,000	$3,785,000	$3,265,000

From January 1, 2011 through December 31, 2012, we raised a total of $1,045,000 from the issuance of notes payable and $2,295,000 from the issuance of convertible notes (of which $255,000 was repaid). During the year ended December 31, 2012, we raised a total of $385,000 from the issuance of Series A Preferred Stock.  Subsequent to December 31, 2013, we secured additional debt financing of $382,750.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2013, 2012 and 2011 in the amounts of $25,275, $1,471,251 and $1,803,291, respectively.

The cash used in operating activities in the year ended December 31, 2013 was primarily due to cash used to fund operations of the Company.

The cash used in operating activities for the year ended December 31, 2012 was due to cash used to fund a net loss of $3,599,461, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, stock based compensation and the change in fair value of warrant liabilities in the aggregate amount of $1,068,718, as well as a change in accounts payable, accrued expenses, and prepaid expenses of $1,059,492.

The cash used in operating activities for the year ended December 31, 2011 was due to cash used to fund a net loss of $5,605,531, adjusted for non-cash expenses related to amortization of debt discount, amortization of deferred financing costs, stock based compensation, change in fair value of warrant liabilities and non-cash merger costs in the aggregate amount of $3,020,163, as well as a change in accounts payable, accrued expenses, and prepaid expenses of $782,077.

Net Cash Used in Investing Activities

During the year ended December 31, 2012, the Company invested $68,560 in its vSOS software platform.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2013 was $24,834, resulting from advances from related parties.

Cash provided by financing activities for the year ended December 31, 2012 was $1,505,460 primarily from the issuance of notes payable, convertible notes and preferred stock, as well as related party advances.

Cash provided by financing activities for the year ended December 31, 2011 was $1,828,000 primarily from the issuance of notes payable and convertible notes.

INDEX

Availability of Additional Funds

Based upon our working capital deficiency as of December 31, 2013, 2012 and 2011 and the lack of any revenues, we require equity and/or debt financing to continue our operations. The Company's primary source of operating funds since inception has been note financings.  Subsequent to December 31, 2013, the Company secured additional debt financing in the form of Notes Payable aggregating $382,750 and has converted notes payable and convertible notes payable totaling $3,260,000 into preferred stock.  The Company expects that its current cash on hand will fund its operations only through November 2014. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers.  Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers.  In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted.  Accounting Standards Update 2014-09.  The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

INDEX

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities.  The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations.This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-320—Development Stage Entities (Topic 915), which has been deleted.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company has decided to early adopt the ASU 2014-10 effective as of January 1, 2013.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-11, Transfers and Servicing.  The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-10—Transfers and Servicing (Topic 860), which has been deleted. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  ASU 2014-11 is not expected to have a material impact on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation.  The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period.This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2013, 2012 and 2011, there were no off balance sheet arrangements.

INDEX

Contractual Obligations

The following is a summary of our contractual obligations and their respective maturity dates as of December 31, 2013 after giving effect to certain extensions secured subsequent to year-end:

Contractual Obligations	Total	2014	2015

Debt Obligations	$4,305,000	$3,785,000	$520,000

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2013 and 2012.  Due to this ineffectiveness and lack of resources with respect to financial reporting, the Company has had a lack of timely SEC filings and has at times had difficulties with regard to the documentation required to timely account for and disclose certain transactions and to support the complexity of its financial reporting.

INDEX

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

As of December 31, 2013 and 2012 and for each of the quarterly periods therein, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting.  Specifically, we have limited segregation of duties within our accounting and financial reporting functions.  Segregation of duties within our company is limited due to limited financial resources and the small number of employees that are assigned to positions that involve the processing of financial information. We have taken steps to address this matter, including the retaining an outside accounting consulting firm to assist with the accounting reporting in May 2014.  We believe that we have made some progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.   Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

This annual report also does not contain an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting and since the rules for smaller reporting companies do not require such attestation report.

Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

On November 30, 2012, Jay Elliot resigned from his positions as the Company’s CEO and President but remained as Chairman of the Board of Directors of the Company. On March 31, 2013, Jorge Fernandez, our former Chief Financial Officer, resigned from all his positions in the Company. As discussed above, the Company hired an outside accounting consulting firm to assist with the accounting reporting.  Except for the foregoing, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended December 31, 2013, but not reported.

INDEX

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of our current executive officer and director.

Name	Age	Position

Jay Elliot	74	Chairman of the Board of Directors

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

Director Qualifications

The Company’s Board of Directors believes that each director’s experience, qualifications, attributes, or skills on an individual basis and in combination with those of other directors lead to the conclusion that each director should serve in such capacity. Among the attributes or skills common to all of the Companies are their ability to review critically and to evaluate, question, and discuss information provided to them, to interact effectively with the other directors, officers and employees of the Company, as well as service providers, counsel, and the Company’s independent registered public accounting firm, and to exercise effective and independent business judgment in the performance of their duties as directors. The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Board to conclude that the individual should be serving as a director of the Company:

Jay Elliot – Chairman of the Board of Directors

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

Board Composition and Committees

The Company’s Board of Directors is currently composed of one member, Jay Elliot.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have an “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

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

INDEX

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

INDEX

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

Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal years 2013 and 2012:

Name	Form Type	Date of Reporting Event	Required Filing Date

Jay Elliot	Form 5	12/31/2013	02/14/2014
Jay Elliot	Form 5	12/31/2012	02/14/2013
Charles Resnick	Form 5	12/31/2012	02/14/2013
Jorge Fernandez	Form 5	03/31/2013	04/10/2013
Gregory Osborn	Form 3	01/16/2012	01/26/2012
Gregory Osborn	Form 5	07/15/2012	07/25/2012

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the fiscal years ended December 31, 2013 and 2012 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Jay Elliot	CEO	2013	40,149	-	-	-	-	-	40,149
		2012	160,596	6,500	-	-	-	-	167,095
Jorge Fernandez (2)	CFO	2013	-	-	-	-	-	-	-
		2012	47,200	-	-	-	-	-	47,200
Randy Hagin(3)	SVP of Sales	2013	29,945	-	-	-	-	-	29,945
		2012	119,780	5,000	-	-	-	-	124,780
Syed Aamer Azam(4)	CTO	2013	27,382	-	-	-	-	-	27,382
		2012	109,530	4,500	-	-	-	-	114,030

(1)	The Company recorded the stock awards as founder’s shares valued at par value of the common stock of Nuvel DE.

(2)	Jorge Fernandez became the CFO of Nuvel in December 2011 and resigned from his position on March 31, 2013.

(3)	Randy Hagin resigned from his position on March 31, 2013.

(4)	Syed Aamer Azam resigned from his position on March 31, 2013.

INDEX

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s non-employee directors during fiscal years ended December 31, 2013 and 2012 for services to the Company’s subsidiary, Nuvel DE:

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jay Elliot	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-
Charles Resnick (3)	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-
Gregory Osborn(4)	2012	-	-	-	-	-	-	-

(1)	The amounts in this column represent cash payments made to non-employee independent directors for base compensation for the years ended December 31, 2013 and 2012.

(2)	The Company recorded the stock awards as founder’s shares valued at par value of the common stock of Nuvel DE.

(3)	The shares of common stock of Nuvel DE were awarded to Resnick Enterprises, a company owned by Charles Resnick, and recorded as founder shares.
(4)	Gregory Osborn resigned as a director of the board of the Company on July 15, 2012.

Employment Agreement and Benefits

We currently have one employee.  Jay Elliot entered into employee agreements with Nuvel DE on July 15, 2010.

Pursuant to the employment agreement with Mr. Jay Elliot, Mr. Elliot’s employment with Nuvel DE is at-will and no other payments will be received upon termination of his employment except for the unpaid salaries and the continuing benefit plans/policies until expiration of such plans and policies. The employment agreement also contains a confidentiality provision, which requires each such employee to sign off a Proprietary Information and Inventions Agreement.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal years ended December 31, 2013 and 2012.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal years ended December 31, 2013 and 2012.

Grants of Plan-Based Awards in Fiscal Years 2013 and 2012

For the years ended December 31, 2013 and 2012, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2011. No equity awards were made during the fiscal year ended December 31, 2011.

INDEX

Option Exercises and Stock Vested in Fiscal Years 2013 and 2012

For the years ended December 31, 2013 and 2012, our executive officers have neither been granted any options, nor did any unvested stock granted to executive officers vest.  As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal years ended December 31, 2013 and 2012, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of the date of this Report, by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 13,884,033 shares of Common Stock.

Title of Class	Name and Address of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership (2)

Common Stock	Jay Elliot (CEO and Director)	2,881,814 shares	20.76%

	All Directors and Officers, as a Group	2,881,814 shares	20.76%

	5% Security Holders

Common Stock	Aamer Azan 6650 Bollinger Road San Jose, CA 95129	1,085,495 shares	7.46%

Common Stock	Alan Donenfeld (3) 110 E. 59th St. 22nd Fl. New York, NY 10022	1,615,638 shares	11.64%

	Gregory Osborn 202 Mountain Avenue Ridgewood, NJ 07450	5,963,252 shares (4)	31.91%

Common Stock	Charley Krause 1219 Melrose Place Ridgewood, NJ 07540	988,000 shares	7.12%

	Alpha Capital Anstalt Aulestrasse 60, LI-9490 Vaduz Liechtenstein	8,241,155 shares (5)	38.87%

Common Stock	Randy Hagin 2697 N. Kilbride Lane Dublin, CA 94568	1,236,000 shares	10.23%

(1)     The address for each officer and director is c/o Nuvel Holdings, Inc., 20 S. Santa Cruz Ave., Los Gatos, CA 95030.

(2)     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (12,218,040), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)     Mr. Alan Donenfeld was the General Partner of Paragon Capital, LP, therefore Mr. Alan Donenfeld shall be deemed as the beneficial owner of the securities held by Paragon Capital, LP. On 12/23/13 Paragon assigned their $390,000 Secured Promissory Note (issued by Nuvel on 12/30/11) to Gibralt, US, Inc.

INDEX

(4)     Including (i) 662,966 shares of Common Stock upon the exercise of the warrant held by Gregory Osborn and (ii) 694,444 shares of Common Stock upon the conversion of a note held by Gregory Osborn and (iii) 3,444,800 shares of Common Stock upon the conversion of Preferred B convertible shares held by Gregory Osborn.

(5)     Including (i) 1,939,301 shares of Common Stock upon the exercise of the warrant held by Alpha Capital Anstalt and (ii) 3,676,545 shares of Common Stock upon the conversion of a note held by Alpha Capital Anstalt and (iii) 1,699,383 shares of Common Stock upon the conversion of Preferred D convertible shares.

The following tables set forth information regarding the beneficial ownership of the Company’s Series A Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Series A Preferred Stock. The Company’s executive officers and directors do not own any shares of Series A Preferred Stock as of the date of this Report.  Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns.  As of the date of this Annual Report, there were issued and outstanding 39,815 shares of Series A Preferred Stock.

Series A Preferred Stock	George Rebensdorf 260 Newport Center Drive, Suite 500 Newport Beach, CA 92660	16,667 shares	41.86%

Series A Preferred Stock	Marc DeMars 9882 Cornerbrook Drive Huntington Beach, CA 92646	23,148 shares	58.14%

The following tables set forth information regarding the beneficial ownership of the Company’s Series B Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Series B Preferred Stock. The Company’s executive officers and directors do not own any shares of Series B Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 287,000 shares of Series B Preferred Stock.

Series B Preferred Stock	Gibralt US Inc. 2600-1075 West Georgia Street, Vancouver, BC V6E 3C9 Canada	141,311 shares	28.53%

Series B Preferred Stock	Gregory Osborn 202 Mountain Avenue Ridgewood, NJ 07450	43,409 shares	8.76%

Series B Preferred Stock	Ralph R. Cioffi 1085 Nelson's Walk, Naples, FL 34102	72,403 shares	14.62%

Series B Preferred Stock	Richard O’Leary 37428 Rancho Manana, Cave Creek, AZ 85331	45,380 shares	9.16%

Series B Preferred Stock	Phoenix-95 Investments, LLC 37428 Rancho Manana, Cave Creek, AZ 85331	54,447 shares	10.99%

INDEX

The following tables set forth information regarding the beneficial ownership of the Company’s Series C Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Series

C Preferred Stock. The Company’s executive officers and directors do not own any shares of Series C Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 637,233 shares of Series C Preferred Stock.

Series C Preferred Stock	Gregory Osborn 202 Mountain Avenue Ridgewood, NJ 07450	128,831 shares	4.02%

Series C Preferred Stock	Harry Mittleman 810 Altos Oaks Drive Los Altos, CA 94024	72,787 shares	5.59%

Series C Preferred Stock	Kevin Daly 5263 Denver Street Boulder, CO 80304	79,787 shares	5.59%

Series C Preferred Stock	The Really Cool Group 1 Hastings Road St. Helier Jersey, JE14HE United Kingdom	72,377 shares	5.07%

Series C Preferred Stock	Sandor Capital Master Fund 2828 Routh Street, Suite 500, Dallas, TX 75201	335,479 shares	23.50%

Series C Preferred Stock	Paragon Capital LP(3) 110 E. 59th St. 22nd Fl. New York, NY 10022	227,517 shares	15.93%

Series C Preferred Stock	Frederick Daniel Gabel Jr. 72 Jane St, New York, NY 10014	100,226 shares	7.02%

The following tables set forth information regarding the beneficial ownership of the Company’s Series D Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Series D Preferred Stock. The Company’s executive officers and directors do not own any shares of Series D Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 1,767,358 shares of Series D Preferred Stock.

Series D Preferred Stock	Alpha Capital Anstalt Aulestrasse 60, LI-9490 Vaduz Liechtenstein	1,699,383 shares	96.15%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2010, Nuvel DE signed a placement agent agreement (the “Placement Agent Agreement”) with Middlebury Group LLC (“Middlebury”) to act as the placement agent in connection with private placement offerings comprised of bridge notes, convertible preferred stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor. This is a related party transaction because Gregory Osborn, our former director until July 15, 2012, was a partner at Middlebury at that time. During the fiscal years ended December 31, 2013, 2012 and 2011, the Company paid Middlebury $-, $- and $155,000, respectively, for the services rendered pursuant to the Placement Agent Agreement.

On December 30, 2011, pursuant to the Share Exchange Agreement, Jay Elliot, our Chairman and former President and Chief Executive Officer, Charles Resnick, our former director and Gregory Osborn, our former director, received 3,100,000 shares, 418,000 shares and 1,428,000 shares, respectively, of our Common Stock, in exchange for their ownership interests in Nuvel DE.

INDEX

Except the above transactions, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the fiscal years ended December 31, 2013, 2012 and 2011) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

We do not have an established policy regarding related transactions.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  We believe that Jay Elliot, our Chairman and sole director of the Board of Directors, is not considered as “independent” as such term is defined by the rules of the Nasdaq Stock Market.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Fees and Services of Independent Registered Public Accountants

The following table sets forth approximate fees billed or expected to be billed to Nuvel DE for the fees and services rendered by Marcum LLP during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011

Audit Fees	$75,000	$95,000	$60,000
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-

Total	$75,000	$95,000	$60,000

In addition, the Company incurred fees billed by its predecessor audit firm for the audit fees and audit-related fees aggregating $4,000 and $2,300 respectfully, during the year ended December 31, 2011.

ITEM 15.    EXHIBITS

(a)    Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit Number	Description

2.1	Plan of Merger between the Company and HRMY Sub, Inc., dated March 20, 2012. (4)

3.1	Articles of Incorporation of the Company, dated June 15, 2010. (3)

3.2	Articles of Merger of the Company filed with the State of Florida on March 21, 2012. (4)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012. (5)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, filed with the State of Florida on August 5, 2014. *

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014. *

3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014. *

3.7	Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014. *

3.8	Bylaws. (3)

INDEX

4.1	Form of the Bridge Notes pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.2	Form of Bridge Warrants pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.3	Form of Paragon Note issued to Paragon Capital Offshore LP, dated December 30, 2011. (2)

4.4	Form of Paragon Warrant issued to Paragon Capital LP, dated December 30, 2011. (2)

4.5	Form of Series A Warrant issued to Series A Preferred Investors in August 2012. (5)

4.6	Form of Note issued to Alpha Capital Anstalt in November 2012. (6)

4.7	Form of Warrant issued to Alpha Capital Anstalt in November 2012. (6)

4.8	Form of Extension Warrant issued to Bridge Note Investors in November 2012.*

10.1	Share Exchange Agreement by and among the Company, certain former shareholders of the Company, Nuvel DE and Nuvel DE Stockholders, dated December 30, 2011. (1)

10.2	Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

10.3	Security Agreement between Nuvel DE and Paragon Capital Offshore LP, dated December 30, 2011. (2)

10.4	Form of Guaranty of the Company for the Paragon Note, dated December 30, 2011. (2)

10.5	Form of Lockup Agreement between certain shareholders and the Company, dated December 30, 2011. (2)

10.6	Form of Employment Agreement. (2)

10.7	Form of Proprietary Information and Inventions Agreement. (2)

10.8	Assignment and Assumption Agreement between the Company and Sahej Holdings, Inc., dated February 1, 2012. (2)

10.9	Third Amendment to the Subscription Agreement between the Company and the investor named therein, dated December 30, 2011. (4)

10.10	Subscription Agreement, dated August 20, 2012, among the Company and investors named therein for the sale of Series A Preferred Stock .(5)

10.11	Subscription Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

10.12	Security Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

10.13	Lockup Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

INDEX

10.14	Form of Extension and Amendment Agreement, between the Company and Bridge Investors, dated November 16, 2014.*

10.15	First Amendment to Subscription Agreement, between the Company and Alpha Capital Anstalt, dated April 8, 2014.*

10.16	First Amendment to Secured Convertible Promissory Notes, among the Company, Alpha Capital Anstalt and Chi Squared Capital Inc., dated April 8, 2014.*

10.17	First Amendment to Security Agreement, between the Company and Alpha Capital Anstalt, dated April 8, 2014. *

10.18	Note Waiver and Amendment Agreement, dated May 5, 2014. *

10.19	Series A Preferred Waiver and Amendment Agreement, dated May 5, 2014. *

21.1	List of Subsidiaries. (4)

31.1	Certification of Chief Executive and Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Included as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2012.
(2)	Included as an exhibit to Amendment No.2 to the Company’s Current Report on Form 8-K/A filed on March 19, 2012.
(3)	Included as an exhibit to our Registration Statement on Form S-1 filed on November 5, 2010.
(4)	Included as an exhibit to the Annual Report on Form 10-K filed on April 13, 2012.
(5)	Included as an exhibit to our Current Report on Form 8-K filed on August 20, 2012.
(6)	Included as an exhibit to our Current Report on Form 8-K filed on November 28, 2012.

*      Filed herewith.
**   The XBRL-related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVEL HOLDINGS, INC.

Date: November 24, 2014	By:	/s/ Jay Elliot
Jay Elliot, Chairman of the Board of Directors
(Principal Executive Officer, Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jay Elliot
Jay Elliot
Chairman of the Board of Directors (Principal Executive Officer, Principal Accounting and Financial Officer)

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Nuvel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Nuvel Holdings, Inc. (the “Company”) as of December 31, 2013, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nuvel Holdings, Inc., as of December 31, 2013, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully disclosed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Marcum LLP
      Marcum llp

New York, NY
November 24, 2014

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012	December 31, 2011

Assets

Current assets:
Cash	$-	$441	$34,792
Prepaid expenses	-	1,000	2,900
Deferred financing costs, net	20,741	74,074	36,666
Total Current Assets	20,741	75,515	74,358

Capitalized software costs	-	68,560	-
Total Assets	$20,741	$144,075	$74,358

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$718,552	$471,895	$171,545
Accounts payable - related parties	262,294	238,460	75,000
Accrued interest	1,223,612	733,012	306,060
Accrued payroll and related expenses	785,395	710,623	375,333
Other accrued expenses	60,000	20,000	25,000
Notes payable - net of debt discount of
$0 , $11,197 and $80,500 as of December 31, 2013, 2012 and 2011, respectively	965,000	953,803	484,500
Convertible notes payable - net of debt discount of
$0 , $0 and $1,316,849 as of December 31, 2013, 2012 and 2011, respectively	2,820,000	2,820,000	1,383,151
Derivative liabilities	719,806	2,028,561	2,331,149
Total Current Liabilities	7,554,659	7,976,354	5,151,738

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$72,119, $294,637 and $0 as of December 31, 2013, 2012 and 2011, respectively	447,881	225,363	-

Total Liabilities	8,002,540	8,201,717	5,151,738

Commitments and Contingencies

Stockholders' deficiency
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
641,668 shares issued and outstanding in the following class:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized; 641,668, 641,668 and 0 shares issued and outstanding (aggregate liquidation preferences of $822,066,
$791,266 and $0) as of December 31, 2013, 2012 and 2011, respectively	642	642	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,218,040
11,838,040 and 11,764,706 shares issued and outstanding as of December 31, 2013, 2012 and 2011, respectively	12,218	11,838	11,765
Common stock issuable	-	91,774	-
Additional paid in capital	2,567,219	2,407,825	1,881,115
Accumulated deficit	(10,561,878)	(10,569,721)	(6,970,260)

Total stockholders' deficiency	(7,981,799)	(8,057,642)	(5,077,380)

Total liabilities and stockholders' deficiency	$20,741	$144,075	$74,358

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Revenue	$1,194	$2,153	$-

Operating expenses
Marketing and promotion	12,000	80,598	78,920
Payroll and benefits	257,549	1,230,992	1,185,485
Merger costs	-	-	2,614,780
General and administrative	134,724	603,472	349,871
Research and development	51,625	258,383	345,455
Loss on write-off of capitalized software costs	68,560	-	-
Total operating expenses	524,458	2,173,445	4,574,511

Operating loss	(523,264)	(2,171,292)	(4,574,511)

Other income (expense)

Interest expense	(490,600)	(426,951)	(235,637)
Amortization of debt discount	(233,715)	(1,624,999)	(337,608)
Amortization of deferred financing costs	(53,333)	(45,592)	(248,250)
Change in fair value of derivative liabilities	1,308,755	669,373	(209,525)

Total other income (expense)	531,107	(1,428,169)	(1,031,020)

Net income (loss)	7,843	(3,599,461)	(5,605,531)

Preferred stock contractual dividends	(30,800)	(21,266)	-

Net loss available to common stockholders	$(22,957)	$(3,620,727)	$(5,605,531)

Net income (loss) per common share: basic and diluted	$0.00	$(0.31)	$(0.56)

Weighted average number of common shares outstanding
- basic and diluted	12,147,355	11,794,961	10,009,670

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total

Balance as of December 31, 2010	-	$-	10,000,000	$10,000	-	$(9,900)	$(1,364,729)	$(1,364,629)

Reclassification of warrant liability upon surrender of warrants	-	-	-	-	-	588,000	-	588,000

Issuance of shares pursuant to recapitalization on December 30, 2011 (at $0.001)	-	-	25,000	25	-	(25)	-	-

Issuance of common stock to investor as a transaction cost of the reverse recapitalization on December 30, 2011	-	-	1,739,706	1,740	-	1,303,040	-	1,304,780

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(5,605,531)	(5,605,531)

Balance as of December 31, 2011	-	$-	11,764,706	$11,765	-	$1,881,115	$(6,970,260)	$(5,077,380)

Common stock issued for services rendered	-	-	73,334	73	5,500	61,927	-	67,500

Issuance of preferred stock	641,668	642	-	-	-	384,358	-	385,000

Common stock issuable with notes payable	-	-	-	-	86,274		-	86,274
						-
Issuance of warrants with extension of note maturity dates	-	-	-	-	-	80,425	-	80,425

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(3,599,461)	(3,599,461)

Balance as of December 31, 2012	641,668	$642	11,838,040	$11,838	$91,774	$2,407,825	$(10,569,721)	$(8,057,642)

Stock based compensation			170,000	170		67,830		68,000

Common stock issued for services rendered	-	-	210,000	210	(91,774)	91,564	-	-

Net income for the year ended December 31, 2013	-	-	-	-	-		7,843	7,843

Balance as of December 31, 2013	641,668	$642	12,218,040	$12,218	$-	$2,567,219	$(10,561,878)	$(7,981,799)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$7,843	$(3,599,461)	$(5,605,531)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	233,715	1,624,999	337,608
Amortization of deferred financing costs	53,333	45,592	248,250
Loss on write-off of capitalized software costs	68,560	-	-
Stock based compensation	68,000	67,500	-
Change in fair value of derivative liabilities	(1,308,755)	(669,373)	209,525
Non-cash merger costs	-	-	2,224,780
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,900	(1,000)
Accounts payable	246,657	300,350	133,405
Accounts payable - related parties	-	-	62,500
Accrued interest	490,600	426,952	235,636
Accrued payroll and related expenses	74,772	335,290	326,536
Other accrued expenses	40,000	(5,000)	25,000
Net Cash Used in Operating Activities	(24,275)	(1,471,251)	(1,803,291)

Cash Flows From Investing Activities:
Capitalized software	-	(68,560)	-
Net Cash Used in Investing Activities	-	(68,560)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	-	500,000	545,000
Repayment of notes payable	-	(100,000)	(155,000)
Proceeds from convertible notes payable	-	620,000	1,675,000
Proceeds from issuance of preferred stock issuable	-	385,000	-
Fees paid to third parties in connection with
convertible notes payable	-	(63,000)	(237,000)
Advances from related parties	23,834	256,132	-
Repayments to related parties	-	(92,672)	-
Net Cash Provided by Financing Activities	23,384	1,505,460	1,828,000

Net change in cash	(441)	(34,351)	24,709

Cash, beginning of the period	441	34,792	10,083

Cash, end of the period	$-	$441	$34,792

Non-cash investing and financing activities:
Value of warrants recorded as debt discount in connection with
convertible notes payable	$-	$56,400	$1,717,874
Value of warrants recorded as debt discount in connection with
notes payable	$-	$32,200	$-
Value of warrants recorded as debt discount in connection with
the convertible note payable maturity extensions	$-	$18,661	$-
Value of warrants recorded as debt discount in connection with
the notes payable maturity extensions	$-	$61,764	$-
Issuance of convertible notes payable to settle financing costs	$-	$20,000	$-
Debt discount in conjunction with the recording
of the derivative liability on note conversion
features	$-	$278,185	$-
Reclassification of warrant liability upon surrender of warants	$-	$-	$588,000

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

On December 30, 2011, the Company, certain stockholders of the Company (the “Company Stockholders”), Nuvel, Inc., a Delaware Company, (“Nuvel DE”) and all of the stockholders of Nuvel DE (the “Nuvel DE Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”), whereby (i) the Company issued to the Nuvel DE Stockholders an aggregate of 7,508,333 shares of its common stock, par value $.001 (the “Common Stock”), in exchange for an aggregate of 10,000 shares of common stock of Nuvel DE held by the Nuvel DE Stockholders, and (ii) Nuvel DE acquired from the Company Stockholders a total of 6,580,000 shares of Common Stock for a total purchase price of $350,000. In connection with the Share Exchange Transaction, a total of 8,082,500 shares of Common Stock, including 6,580,000 shares acquired by Nuvel DE, were canceled. In connection with the Share Exchange, the Company received a loan from an investor and issued that investor and its affiliate an aggregate of 1,300,000 shares of common stock of the Company.  Following the close of the Share Exchange Agreement, Harmony succeeded to the business of Nuvel DE as its sole line of business. On February 21, 2012, the Share Exchange Agreement was corrected to issue an additional 2,491,667 shares of Common Stock to the Nuvel DE Stockholders on a pro rata basis and 439,706 shares of Common Stock to the investor and its affiliate (see Note 9). As a result, after giving effect to the foregoing, there were a total of 11,764,706 shares of Common Stock issued and outstanding, of which 85% were held by the Nuvel DE Stockholders. The additional share issuance on February 21, 2012 was incorporated into the retroactive effect of the recapitalization in the Company’s consolidated financial statements. As a result of the Share Exchange Transaction, Nuvel DE became a wholly owned subsidiary of the Company, and the officers of Nuvel DE became officers of the Company.  The transaction was being accounted for as a reverse recapitalization, whereby Nuvel DE is deemed to be the acquirer for accounting purposes.  The financial statements set forth in this report for all periods prior to the reverse recapitalization are the historical financial statements of Nuvel DE, and have been retroactively restated to give effect to the Share Exchange Transaction.

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

Nuvel DE designs, develops and markets Wide Area Network Acceleration (WANa) Solutions that are built for the purpose of accelerating and optimizing the flow of information over the Internet. The Company’s products are able to be deployed by customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security.

The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.  The Company had not commenced its principal operations, nor had it generated any material revenues from its operations through December 31, 2013.

Note 2.  Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2013, the Company had a working capital deficiency of $7,533,918 and stockholders’ deficiency of $7,981,799.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to December 31, 2013, the Company secured additional debt financing in the form of Notes Payable aggregating $382,750 and has converted notes payable and convertible notes payable totaling $3,260,000 into preferred stock (see Note 10).  The Company expects that its current cash on hand will fund its operations only through November 2014. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

INDEX

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation.  Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”).  The anticipated closing date is to be on or before December 31, 2014 (“the Closing”).  As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent.  The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction),  OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment by negotiation of the parties.  Pursuant to the Letter of Intent, OrangeHook provided $60,000 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the Securities and Exchange Commission (“SEC”) such that it will be current in its reporting.  Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

 Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nuvel, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include amortization, the fair value of our stock, debt discount, derivative liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company has deposits in excess of federally insured limits.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013, 2012 and 2011, the Company did not have any cash equivalents.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

INDEX

Revenue has been de minimus to date.  All of the revenue earned by the Company consisted of revenue pertaining to the Company’s mobile application product.  In March 2013, due to a lack of funding, the Company could no longer support the mobile application product, and the Company did not generate any revenues subsequent to March 2013.

Advertising

Advertising costs are charged to operations as incurred. For the years ended December 31, 2013, 2012 and 2011, the Company incurred advertising costs of $0, $5,502 and $78,920, respectively.

Research and Development

Research and development expenses are charged to operations as incurred.  For the years ended December 31, 2013, 2012 and 2011, the Company incurred research and development expenses of $51,625, $258,383 and $345,455, respectively.

Capitalized Software Costs

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized.  Capitalized costs are amortized on a straight-line basis over the economic lives of the related products which are generally three years.  As of December 31, 2013, the Company's Wide Area Network ("WAN") product did not reach technological feasibility and, therefore, no costs associated with its development were capitalized.  The Company’s mobile application product reached technological feasibility in October 2011.  The Company had recorded capitalized software costs aggregating $68,560 as of December 31, 2012.  In March 2013, due to a lack of funding, the Company could no longer support the mobile application product.  The Company wrote off the entire balance of its capitalized costs, which was recorded as Loss on write-off of capitalized software costs in the statement of operations.

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of December 31, 2013, 2012 and 2011.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2013, 2012 and 2011.  The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011 excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,
	2013	2012	2011

Warrants to purchase common stock	6,285,016	6,285,016	5,067,716
Series A Convertible Preferred Stock	641,668	641,668	-
Convertible Notes	962,963	962,963	-
Totals	7,889,647	7,889,647	5,067,716

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.  Accordingly, as of December 31, 2013, 2012 and 2011, since the Company's preferred shares do not feature any redemption within the holders' control or conditional redemption features not within the Company's control, all issuances of preferred stock are presented as a component of consolidated stockholders’ deficiency.

INDEX

Convertible Instruments

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock.  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of warrants issued in connection with convertible note financing arrangements and in connection with the Share Exchange Agreement. The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet as of December 31, 2013, 2012 and 2011 using the applicable classification criteria enumerated under GAAP.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to directors are treated on the same basis as awards granted to employees.

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

INDEX

Financial liabilities as of December 31, 2013, 2012 and 2011 are measured at fair value on a recurring basis are summarized below:

	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$719,806	$-	$-	$719,806

	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$2,028,561	$-	$-	$2,028,561

	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Warrant liabilities	$2,331,149	$-	$-	$2,331,149

The derivative conversion features and warrant liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula and are classified within Level 3 of the valuation hierarchy.

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

The derivative liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and Black-Scholes formula and are classified within Level 3 of the valuation hierarchy.

A significant decrease in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense on the Company’s consolidated Statements of Operations.

For the years ended December 31, 2013, 2012 and 2011, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at December 31, 2013 are as follows:

Dividend Yield	0%
Volatility	46.0-88.0%
Risk-free interest rate	0.36-1.75%
Contractual term	0.386-5.134 years
Weighted average fair value per warrant and conversion option	$0.0001-0.134

INDEX

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at December 31, 2012 are as follows:

Dividend Yield	0%
Volatility	74.0-97.0%
Risk-free interest rate	0.14-1.18%
Contractual term	1.386-6.134 years
Weighted average fair value per warrant and conversion option	$0.131-0.338

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at December 31, 2011 are as follows:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Contractual term	3-4 years
Weighted average fair value per warrant	$0.16

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Balance-beginning of period	$2,028,561	$2,331,149	$71,750
Aggregate fair value of derivatives issued	-	366,785	2,637,874
Reclassification to equity upon surrender of warrants			(588,000)
Change in fair value of derivative liabilities	(1,308,755)	(669,373)	209,525

Balance-end of period	$719,806	$2,028,561	$2,331,149

The significant assumptions and valuation methods that the Company used to determine the fair value and the change in fair value of the derivative financial instruments are discussed in Note 5.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers.  Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers.  In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted.  Accounting Standards Update 2014-09.  The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities.  The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations.This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-320—Development Stage Entities (Topic 915), which has been deleted.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company has decided to early adopt the ASU 2014-10 as of January 1, 2013.

INDEX

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation.  The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period.This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed

Note 4.  Secured Convertible Promissory Notes

Old Convertible Notes

For the period from January 20, 2010 (inception) to June 30, 2011, the Company issued certain Secured Convertible Promissory Notes (the “Old Convertible Notes”) aggregating $1,700,000, of which $675,000 were issued during the year ended December 31, 2011.  The Old Convertible Notes were collateralized by substantially all assets of the Company and were repayable six months from the date of issuance of the respective notes; however, the Company had the right to extend the maturity date for an additional two months.   The Old Convertible Notes define a “Qualified Financing” as the sale for cash by the Company of securities generating aggregate gross proceeds of at least $2,000,000 (including the amounts due under the Old Convertible Notes that are converted into such securities).  In the event of a Qualified Financing (as defined), the holder of the Old Convertible Notes would be able to elect to convert the principal and unpaid interest into common stock at a 10% discount of the Qualified Financing.  The Company evaluated the conversion option in this instrument and determined that the instrument is contingently convertible since the Old Convertible Notes cannot be converted to equity until a Qualified Financing (as defined) has occurred.

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

INDEX

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

The fair value of the Old Warrants on the respective issuance dates was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Contractual term	3-4 years
Weighted average fair value per warrant	$0.15
Warrants issued	850,000
Aggregate fair value	$123,500

The aggregate fair value of $123,500 was applied to the principal amount of the Old Convertible Notes to determine the debt discount.  Accordingly, the Company allocated $123,500 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  Such amount was amortized over the terms of the respective notes using the effective interest method. For the year ended December 31, 2011, the Company recognized $62,208 in amortization of the deferred debt discount relating to the Old Convertible Notes.

New Convertible Notes

On July 5, 2011, the outstanding Old Convertible Notes aggregating $1,700,000 were exchanged into new Senior Secured Convertible Promissory Notes (the “New Convertible Notes”). From the dates of issuance of the Old Convertible Notes to July 5, 2011, since the Qualified Financing (as defined in the Convertible Notes) did not occur, the Old Convertible Notes were not convertible into common stock.  The New Convertible Notes were repayable six months from the date of issuance of the respective notes; however, the Company had the right to extend the maturity date for an additional two months.  During the initial six month period of the notes, the rate of interest was 12% per annum.  In the event that the Company exercised the extension period, the interest rate would retroactively increase to 15% per annum.  Once the extension period had passed, the interest rate would be retroactively increased to 22% per annum.

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

INDEX

On July 5, 2011, in connection with the conversion of the Old Convertible Notes into the New Convertible Notes, the 850,000 Old Warrants were surrendered to the Company and the investors received warrants to purchase an aggregate of 1,020,000 of the Company’s common stock with an exercise price of $1.00 per share (as adjusted) and expiring the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined), (the “New Warrants”).  The Company accelerated the amortization of the remaining debt discount totaling $23,187 upon surrender of the Old Warrants.  In addition, on July 5, 2011, the Company marked to market the Old Warrants and reclassified the resulting warrant liability aggregating $102,000 to stockholders’ deficiency.  From July 5, 2011 through December 30, 2011, the Company issued an additional $1,000,000 in New Convertible Notes.   These noteholders received an aggregate of 600,000 New Warrants.

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

The aggregate fair value of $261,600 was applied to the principal amount of the New Convertible Notes to determine the debt discount.  Accordingly, the Company allocated $261,600 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  Such amount is being amortized over the terms of the respective notes using the effective interest method.

During the year ended December 31, 2011, the Company recognized $261,600 in amortization of the deferred debt discount relating to the New Convertible Notes.

The fair value of the New Warrants on the respective issuance dates was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Contractual term	3-4 years
Weighted average fair value per warrant	$0.16
Warrants issued	1,620,000
Aggregate fair value	$261,600

During the year ended December 31, 2011, the Company marked these warrants to fair value and recorded a charge of $202,900 relating to the change in fair value of warrant liabilities.

In connection with the Old Convertible Notes and the New Convertible Notes, the Company incurred placement agent fees of $471,000, of which $237,000 were incurred during the year ended December 31, 2011, which were amortized as deferred financing costs on a straight-line basis over the stated term of the loan.  During the year ended December 31, 2011, amortization of deferred financing costs relating to the Old Convertible Notes and the New Convertible Notes totaled $248,250.

Third Amendment

On December 30, 2011, the Company entered into an agreement amending the New Convertible Notes (the “Third Amendment”).  Prior to this date, a majority of the New Convertible Notes were past maturity and in default.  Under the Third Amendment, each Investor waived the defaults and agreed to extend the Maturity Date of its Note until the later of (i) two (2) months from the Maturity Date of each individual Investor’s Note (after giving effect to any extension options exercised by the Company) or February 28, 2012 to grant the Company additional time necessary to complete the Qualified Financing. In the event a Qualified Financing (as defined) is consummated by the Company, the noteholder shall have the option to (a) convert the principal amount of the New Convertible Note, plus accrued but unpaid interest, into the same securities purchased by investors in the Qualified Financing. The noteholder shall also be entitled to receive warrants issued in connection therewith, with the same terms received by such investors at a conversion price equal to the lower of (x) the price per share of the Qualified Securities and (y) $0.54 per share (the “Conversion Price”), or (b) tender their notes to the Company for immediate repayment of principal and accrued and unpaid interest.  A  Qualified Financing is defined as the sale for cash by the Company or any company with which it completes a reverse merger or any business combination of debt or equity securities generating aggregate gross proceeds of at least $1,500,000.  As of December 31, 2011, since a Qualified Financing had not occurred, the notes were not convertible.

On December 30, 2011, in connection with the conversion of the New Convertible Notes into the Third Amendment Convertible Notes, an aggregate of 1,620,000 New Warrants were surrendered to the Company and the investors received an aggregate of 2,862,716 warrants to purchase the Company’s common stock exercisable at $0.54 per share.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined) (the “Third Amendment Warrants”).  The Company accelerated the amortization of the remaining debt discount totaling $98,400 upon surrender of the New Warrants.  In addition, on December 30, 2011, the Company marked to market the New Warrants and reclassified the resulting warrant liability aggregating $486,000 to stockholders’ deficiency.

INDEX

The Company determined that the Third Amendment Warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the Third Amendment Warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2013.

The aggregate fair value of $1,316,849 was applied to the principal amount of the New Convertible Notes under the Third Amendment to determine the debt discount.  Accordingly, the Company allocated $1,316,849 of the fair value of the warrants on December 30, 2011 and recorded the warrants as derivative liabilities in the accompanying consolidated balance sheet.  Such amount was amortized over the terms of the notes using the effective interest method.

The fair value of the Third Amendment Warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Contractual term	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	2,862,716
Aggregate fair value	$1,316,849

In January 2012, the Company issued convertible notes payable under the terms of the Third Amendment aggregating $120,000. The note bears interest at the rate of 12% per annum.  The Company evaluated the conversion option in these instruments and determined that the instruments are contingently convertible since the Third Amendment notes could not be converted to equity, as a Qualified Financing (as defined above) did not occur.

In connection with the Third Amendment convertible notes payable issued in January 2012, the Company issued these note holders an aggregate of 120,000 warrants to purchase common stock with an exercise price of $0.54.  These Third Amendment warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).   The Company determined that the Third Amendment Warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the Third Amendment Warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2013.  The aggregate grant date fair value of $56,400 was applied to the principal amount of the convertible notes payable to determine the debt discount.  Accordingly, the Company allocated $56,400 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  Such debt discount was amortized through May 2012, when the notes matured.

During the year ended December 31, 2012, the Company recognized $1,373,249 in amortization of the debt discount relating these Third Amendment convertible notes payable.

The fair value of the warrants was calculated on the issuance date using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.22%
Contractual term	2 years
Weighted average fair value per warrant	$0.47
Warrants issued	120,000
Aggregate fair value	$56,400

During the years ended December 31, 2013 and 2012, the Company marked the Third Amendment warrants to fair value and recorded gains of $585,639 and $381,073, respectively relating to the change in fair value of warrant liabilities issued in connection with the Third Amendment convertible notes.

INDEX

In November 2012, the Company obtained extensions from certain convertible notes payable holders to extend the maturity date of their notes as the notes were in default.  The holders of convertible notes payable in the aggregate amounts of $728,000 and $1,142,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  Subsequent to December 31, 2013, the Company received waivers from the noteholders for all of the convertible notes payable. The holders of the respective notes agreed to waive all prior events of default (as defined in the respective agreements).  If the waivers had not been obtained, the interest rate would have been retroactively increased to 22% per annum.

In connection with the note maturity extensions, the Company issued warrants to purchase 187,000 shares of common stock at a fixed exercise price of $0.70 per share. The aggregate grant date fair value of $61,764 was applied to the principal amount of the notes to determine the debt discount.  Accordingly, the Company allocated $61,764 of the fair value of the warrants and recorded the warrants as a debt discount in the accompanying consolidated balance sheet.  Such amount will be amortized over the terms of the note maturity extension period using the effective interest method.  During the years ended December 31, 2013 and 2012, the Company recognized $37,058 and $24,706, respectively, in amortization of the debt discount relating to the note maturity extensions.The fair value of warrants on the issuance dates was calculated using a Black-Scholes-Merton model with the following assumptions:

Dividend Yield	0%
Volatility	89.00%
Risk-free interest rate	1.01-1.19%
Contractual term	7 years
Weighted average unit fair value	$0.33
Warrants issued	187,000
Aggregate fair value	$61,764

November 2012 Notes

On November 21, 2012, the Company entered into the Subscription Agreement (the “Subscription Agreement”) of Secured Convertible Promissory Notes (the “November 2012 Notes”) in the aggregate principal amount of $500,000. The November 2012 Notes bear interest at 10% per annum and mature on May 21, 2014.  As noted in Note 10, in April 2014, the maturity date of the November 2012 Notes was extended to April 8, 2015, and accordingly, such notes were reclassified on the accompanying balance sheet as non-current as of December 31, 2013.  The November 2012 Notes are collateralized by all of the assets of the Company, as the holder of the November 2012 Notes has a first priority security interest, a lien upon and right of set-off against all of the Company’s assets.

The November 2012 Notes have a conversion price of $0.54 per share, subject to downward adjustment to 80% of the average closing stock price for the 5 previous days if that average closing price is less than the conversion price.  The November 2012 Notes also contain a provision to lower the exercise price to any subsequent common stock issuance at a lower price, if any convertible debt subsequently issued has a lower conversion price or if any options or warrants have lower exercise prices. The Company determined that the conversion feature of the November 2012 Notes did not contain fixed settlement provisions because the conversion price can be adjusted based on new issuances, and accordingly,  the Company recorded the note conversion feature as a liability and mark to market the derivative to fair value each reporting period.

The aggregate fair value of the conversion option of $131,481 was applied to the principal amount of the November 2012 Notes to determine the debt discount.  Accordingly, the Company allocated $131,481 of the offering proceeds to the fair value of the note conversion feature on the date of issuance and recorded it as a liability in the accompanying consolidated balance sheet.  Such amount was being amortized over the terms of the November 2012 Notes using the effective interest method.  During the years ended December 31, 2013 and 2012, the Company recognized $87,660 and $9,740, respectively, in amortization of the debt discount relating to the November 2012 Notes.

The fair value of the conversion feature of the November 2012 Notes on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	76.00%
Risk-free interest rate	0.17%
Contractual term	1.5 years
Weighted average unit fair value	$0.142
Common shares assumed issued	925,926
Aggregate fair value	$131,481

During the years ended December 31, 2013 and 2012, the Company marked the conversion feature of the November 2012 Notes to fair value and recorded a gain of $126,433 and $10,021, respectively, relating to the change in fair value of the conversion feature on the November 2012 notes.

INDEX

The note holders also received five year warrants to purchase 462,963 shares of its common stock at an exercise price of $0.70 per share “November 2012 Warrants.” The warrants contain a provision to lower the exercise price to any subsequent common stock issuance at a lower price, if any convertible debt subsequently issued has a lower conversion price or if any options or warrants have lower exercise prices.  The Company determined that the warrants did not contain fixed settlement provisions and the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period.

The aggregate fair value of $141,667 was applied to the principal amount of the November 2012 Notes to determine the debt discount.  Accordingly, the Company allocated $141,667 of the fair value of the warrants and recorded the warrants as derivative liabilities in the accompanying consolidated balance sheet.  Such amount will be amortized over the terms of the November 2012 Notes using the effective interest method.  During the years ended December 31, 2013 and 2012, the Company recognized $94,440 and $10,493, respectively, in amortization of the debt discount relating to the November 2012 Notes.  The fair value of the November 2012 Warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	97.00%
Risk-free interest rate	0.69%
Contractual term	5 years
Weighted average fair value per warrant	$0.306
Warrants issued	462,963
Aggregate fair value	$141,667

During the years ended December 31, 2013 and 2012, the Company marked the November 2012 warrants to fair value and recorded a gain of $114,815 and $1,389, respectively, relating to the change in fair value of warrant liabilities issued in connection with the November 2012 notes.

In connection with the sale of the November 2012 Notes and warrants, the Company paid to the investor and its designee a due diligence fee in cash equal to 4% of the gross proceeds of the offering and issued to the investor’s designee an unsecured note substantially in the same form as the November 2012 Notes in the principal amount of $20,000.  The grant date fair value of the note conversion feature was $5,037 and was applied to the principal amount of the note to determine the debt discount.  Accordingly, the Company allocated $5,037 of the note conversion feature on the date of issuance and recorded it as a liability in the accompanying consolidated balance sheet.  Such amount is being amortized over the terms of the respective note using the effective interest method.  During the years ended December 31, 2013 and 2012, the Company recognized $3,360 and $373, respectively, in amortization of the debt discount relating to this note.

In connection with the Third Amendment Notes and the November 2012 Notes, the Company incurred placement agent fees in 2012 of $83,000 which were amortized as deferred financing costs on a straight-line basis over the stated term of the respective loans.  During the years ended December 31, 2013 and 2012, amortization of deferred financing costs relating to the Convertible Notes aggregated $53,333 and $45,592, respectively.

Note 5.  Notes Payable

During the year ended December 31, 2011, the Company issued certain notes payable totaling $545,000 and repaid $155,000.  The notes bear interest between 0% and 12% per annum (weighted average of 6.25% per annum).  The Company calculated the imputed interest associated with non-interest bearing notes and the resulting expense was deemed de minimis to the financial statements for the year ended December 31, 2011.  The outstanding notes payable totaling $175,000 matured on December 31, 2011.  These notes have not yet been repaid.

On December 30, 2011, the Company extended the terms of certain notes payable aggregating $250,000 which were either at or near maturity.  In connection with the extension, the Company issued these note holders an aggregate of 205,000 warrants to purchase common stock at an exercise price of $0.54.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).  The aggregate grant date fair value of $94,300 was applied to the principal amount of the notes payable to determine the debt discount.  Accordingly, the Company allocated $94,300 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  During the years ended December 31, 2012 and 2011, the Company recognized $80,500 and $13,800, respectively, in amortization of the debt discount relating to the notes payable.

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2013.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Contractual term	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	205,000
Aggregate fair value	$94,300

INDEX

In connection with the Share Exchange (see Note 1), in December 2011 the Company received a loan from an investor in the aggregate amount of $390,000.  The note bears interest of 8% per annum and matured on December 31, 2012.

During the first quarter of 2012, the Company issued certain notes payable aggregating $100,000. The notes bear interest at the rate of 12% per annum and matured on March 7, 2012.  In connection with these notes payable, the Company issued the note holders an aggregate of 70,000 warrants to purchase common stock with an exercise price of $0.54.  The Company determined that the warrants did not contain fixed settlement provisions and the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).  The aggregate grant date fair value of $32,200 was applied to the principal amount of the notes payable to determine the debt discount.  Accordingly, the Company allocated $32,200 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in the accompanying consolidated balance sheet.  Such amount was amortized over the terms of the notes using the effective interest method.  Such debt discount was being amortized through May 2012 when the notes matured.  During the year ended December 31, 2012, the Company recognized $32,200 in amortization of the debt discount relating to the notes payable.

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2013.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.30%
Contractual term	2 years
Weighted average fair value per warrant	$0.46
Warrants issued	70,000
Aggregate fair value	$32,200

During the years ended December 31, 2013 and 2012, the Company marked these warrants to fair value and recorded a gain of $481,928 and $276,890, respectively, relating to the change in fair value of warrants issued in connection with notes payable.

From July to October of 2012, the Company issued certain notes payable aggregating $400,000.  These notes bear interest at the rate of 12% per annum and matured 30 days from the issuance date.  In connection with these notes, the Company granted the note holders an aggregate 200,000 shares of common stock with a grant date fair value of $110,000.  The aggregate grant date fair value of the common stock was applied to the principal amount of these notes payable to determine the debt discount.  Accordingly, the Company allocated $86,274 of the offering proceeds to the relative fair value of the common stock on their respective grant dates and recorded them as Common Stock Issuable in the accompanying consolidated balance sheet, as the shares were not issued until January 2013 due to the delays in issuing the stock certificates.  During the year ended December 31, 2012, the Company recognized $86,274 in amortization of the deferred debt discount relating to these notes payable.

In November 2012, the Company obtained extensions from certain notes payable holders to extend the maturity date of their notes as the notes were in default.  The holders of notes payable in the aggregate amounts of $70,000 and $895,000 extended the due date of their notes to December 31, 2012 and March 31, 2013, respectively.  The holders of the respective notes agreed to waive all prior events of default (as defined in the respective agreements).

In connection with the note maturity extensions, the Company issued warrants to purchase 56,500 shares of common stock at a fixed exercise price of $0.70 per share. The aggregate grant date fair value of $18,661 was applied to the principal amount of the notes to determine the debt discount.  Accordingly, the Company allocated $18,661 of the fair value of the warrants and recorded the warrants as a debt discount in the accompanying consolidated balance sheet.  Such amount was amortized over the terms of the note maturity extension period using the effective interest method.  During the years ended December 31, 2013 and 2012, the Company recognized $11,197 and $7,464, respectively, in amortization of the debt discount relating to the note maturity extensions.

The fair value of warrants on the issuance dates was calculated using a Black-Scholes-Merton model with the following assumptions:

Dividend Yield	0%
Volatility	89.00%
Risk-free interest rate	1.01-1.19%
Contractual term	7 years
Weighted average unit fair value	$0.33
Warrants issued	56,500
Aggregate fair value	$18,661

In November 2012, the Company repaid $100,000 of notes payable.

INDEX

Note 6.  Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2013, 2012 and 2011 are presented below:

Deferred Tax Assets:	2013	2012	2011

Accrued Interest	$487,000	$292,000	-
Warrant Liability	287,000	757,000
Net operating loss carryforward	3,311,000	3,042,000	$1,621,000

Total deferred tax asset	4,085,000	4,091,000	1,621,000

Valuation allowance	(4,085,000)	(4,091,000)	(1,621,000)

Deferred tax asset, net of valuation allowance	$-	$-	$-
Change in Valuation Allowance	$6,000	$(2,470,000)	$1,077,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011

U.S. statutory federal rate	34.0%		(34.0	) %	(34.0	) %
State income taxes, net of federal tax benefit	5.8%		(5.8	) %	(5.8	) %
Stock Compensation	40.6%		0.3%		-%
Non-deductible merger costs	-%		-%		1.5%
Other permanent differences	1.3%		(29.1	) %	18.6%
Change in valuation allowance	(81.7	) %	68.6%		19.7%
Income tax provision (benefit)	-%		-%		-%

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

Federal
Current	$-	$-	$-
Deferred	5,000	(2,109,000)	(920,050)
State and local
Current	-	-
Deferred	1,000	(360,000)	(156,950)
Change in valuation allowance	(6,000)	2,469,000	1,077,000
Income tax provision (benefit)	$-	$-	$-

INDEX

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

The Company is required to file income tax returns in U.S. federal and various state jurisdictions.  The Company has not yet filed its federal and state income tax returns for the period from January 20, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011 and 2012 and 2013, respectively.  These returns will be subject to examination by tax authorities when filed.

At December 31, 2013, 2012 and 2011, the Company had approximately $8,300,000, $7,600,000 and $4,100,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.  The Company will not be able to utilize these carryovers until the related tax returns are filed.  The net operating loss carry overs, if not utilized, will expire 20 years from the date that the losses were incurred.  These losses could be subject to limitation under Section 382 of the Internal Revenue Code should there be a greater than 50% ownership change as determined under the regulations.  Based on the Company's evaluation of the impact of Section 382 on the revenue recapitalization, the Company has estimated that such losses are not subject to limitation.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the net  benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits."  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as Interest expense in the statement of operations.  Penalties would be recognized as a component of General and administrative expenses in the statement of operations.

No interest or penalties on unpaid tax were recorded durng the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, 2012 and 2011, no liability for unrecognized tax benefits was required to be reported.  The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 7.  Commitments and Contingencies

Operating Lease

Beginning in August 2010, the Company leased office space in Campbell, California (Silicon Valley) under a renewable six month operating lease.  Beginning in November 2011, the Company leased office space in Los Gatos, California pursuant to a one year lease at a monthly rate of $1,050 that expired on October 31, 2012.  In November 2012, the lease was renewed on a month-to-month basis at a monthly rate of $1,100.  In March 2013, the Company terminated the lease.  Rent expense amounted to $3,200, $13,661 and $17,176 for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters  as of December 31, 2013, 2012 and 2011.

As of December 31, 2013, the Company has not filed certain federal and state income and payroll tax returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of December 31, 2013.

Saggezza Consulting Agreements

Pursuant to a consulting agreement entered into as of April 29, 2010, the Company retained a development company to develop the vSOS App for iPhone and Android, along with the vSOS Server. The agreement provides for total compensation of $53,000. On August 16, 2010, the Company entered into another consulting agreement with the same company to develop the product NDT – Network Data Tunnel. The project requires six dedicated engineers and provides for compensation of $27,000 a month through February 28, 2012 (as amended).  For the years ended December 31, 2013, 2012 and 2011, the Company incurred an expense of $0, $54,000 and $277,000, respectively, for services rendered under the consulting agreement.

 Apptology Consulting Agreement

Pursuant to a consulting agreement entered into as of January 10, 2011, the Company retained a development company to create an integration to vSOS for iPhone and PayPal as well as to assist in improving the logo design. In addition, the development company is to write and distribute one press release discussing the product (with Nuvel’s written permission). The agreement provides for compensation of $2,500 per month.  On April 14, 2011, the Company entered into another consulting agreement with the same company to develop a new product called Distracted Driver Android App. The agreement provides for compensation of $8,000 per month through December 31, 2011.   For the years ended December 31, 2013, 2012 and 2011, the Company incurred an expense of $0, $81,680 and $41,740, respectively, for services rendered under the consulting agreement.

INDEX

Note 8.  Stockholders’ Deficiency

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

In June 2012, the Company entered into an agreement with a consultant to provide social and digital media strategy services to the Company for a period of one year. Pursuant to the agreement, the Company agreed to issue the consultant 50,000 shares of common stock as compensation for services provided.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered. Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the year ended December 31, 2012, the Company recorded $35,000 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying consolidated statement of operations.

In June 2012, the Company entered into an agreement with a consultant to provide product marketing services to the Company for a period of twelve months. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $20,000 in shares of common stock at $1.50 per share.  Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the during the year ended December 31, 2012, the Company issued 13,334 shares of common stock and recorded $20,000 of stock compensation expense related to this agreement, which was recorded as marketing and promotion expense in the accompanying consolidated statement of operations.

In July 2012, the Company entered into an agreement with a consultant to provide investment banking services to the Company for a period of nine months. Pursuant to the agreement, the Company agree to issue to the consultant 10,000 shares of common stock.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered. Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the year ended December 31, 2012, the Company recorded $7,000 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying consolidated statement of operations.

In August 2012, the Company entered into an agreement with a consultant to provide marketing, communications and lead generation program services to the Company for a period of 90 days. Pursuant to the agreement, the Company agreed to pay the consultant a one-time non-refundable retainer of 10,000 shares of common stock.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered.  Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  During the year ended December 31, 2012, the Company recorded $5,500 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying consolidated statement of operations.  The Company had recorded the transaction as Common Stock Issuable in the accompanying consolidated balance sheet, as the shares were not issued until May 2013 due to the delay in issuing the stock certificate.

In January 2013, the Company entered into an agreement with a consultant to investor relations services to the Company for a period of six months. Pursuant to the agreement, the Company agreed to issue the consultant 150,000 shares of common stock as compensation for services provided.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered. Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the year ended December 31, 2013, the Company recorded $60,000 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying consolidated statement of operations.

In January 2013, the Company entered into a consultant retainer agreement with a consultant to retain the services of the consultant on a non-exclusive basis. Pursuant to the agreement, the Company agreed to issue the consultant 10,000 shares of common stock as compensation for services provided.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered. Pursuant to the agreement, the shares were fully vested and non-forfeitable at the time of issuance.  Accordingly, during the year ended December 31, 2013, the Company recorded $4,000 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying consolidated statement of operations.

INDEX

In May 2013, the Company entered into an agreement with a consultant to provide marketing, communications and lead generation program services to the Company.  Pursuant to the agreement, the Company agreed to pay the consultant a one-time non-refundable retainer of 10,000 shares of common stock.  The Company determined that the estimated fair value of the common stock was more readily determinable than the fair value of the services rendered. During the year ended December 31, 2013, the Company recorded $4,000 of stock compensation expense related to this agreement, which was recorded as general and administrative expense in the accompanying consolidated statement of operations.

Preferred Stock Subscription Agreement

The Company has designated 7,150,000 shares of its authorized preferred stock with par value of $.001 per share as Series A Preferred Stock (“Series A Preferred”).  The holders of the Series A Preferred shall be entitled to cumulative dividends at the rate of 8% of the Original Purchase Price per annum (as defined below).  In the event of any liquidation, dissolution or winding-up of the Company, the assets of the Company shall be distributed first to the holders of Series A Preferred an amount per share of Series A Preferred equal the sum of (i) two times the original purchase price and (ii) any declared and unpaid dividends, which shall be paid in cash. Each holder of shares of Series A Preferred shall be entitled to one vote for each whole share of Common Stock into which such shares of Series A Preferred could be converted.  At the option of the holder, the outstanding shares of Series A Preferred are convertible into shares of Common Stock at the rate which is calculated by dividing the Original Purchase Price by the Conversion Price of $0.60 per share within thirty six months after the original issue date (the “Conversion Rate”).  The Series A Preferred Stock will automatically convert into shares of the Company's common stock at the Conversion Rate (1) on the third anniversary of the original issuance date or (2) if the Company's average stock price is $1.20 for 20 consecutive trading days and trading volume is at least $150,000.

During the year ended December 31, 2012, the Company entered into a subscription agreement with certain investors for an aggregate of 641,668 shares of the Company's Series A Preferred Stock and Warrants to purchase 50% of the shares of Common Stock that the Series A Preferred Stock would be converted into at a conversion price of $0.60 per share, an aggregate of 320,837 warrants.  The Company received proceeds of $385,000 ($0.60 per unit, which shall be referred to as the “Original Purchase Price”) in connection with the subscription agreement.  The warrants have a five year term, an exercise price of $0.80 per share, and were valued on the grant date at $98,286. Such warrants are subject to customary anti-dilution adjustments.  The value of the warrants was a direct cost of the offering and has been recorded as a reduction in additional paid in capital. On August 20, 2012, the Company issued the 641,668 shares to the investors.

The fair value of the warrants on the issuance date was calculated using a Black-Scholes-Merton model with the following assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.80%
Contractual term	5 years
Fair value per warrant	$0.36
Warrants issued	275,000
Aggregate fair value	$98,286

Warrants

In connection with the Share Exchange, in December 2011 the Company issued warrants to purchase 2,000,000 shares of common stock to an investor.  Such warrants have an exercise price of $0.40 per share, and were valued at $920,000.  These warrants expire on the earlier of seven years from the grant date or the closing of a sale or merger transaction (as defined).  Such costs were expensed as merger costs on the date of the Share Exchange.

The Company determined that the warrants did not contain fixed settlement provisions because the exercise price can be adjusted based on new issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2013.  The fair value of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	80.00%
Risk-free interest rate	0.12-3.39%
Contractual term	3-4 years
Weighted average fair value per warrant	$0.46
Warrants issued	2,000,000
Aggregate fair value	$920,000

INDEX

Details of warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding and exercisable at January 1, 2011	512,500	$1.50	6.56	$-

Granted	7,025,216	0.77	5.99
Expired	-	-

Cancelled	(2,470,000)	1.17	5.85
Exercised	-	-

Warrants outstanding and exercisable at December 31, 2011	5,067,716	0.54	6.13	-

Granted	1,217,300	0.70	5.326
Expired	-	-
Exercised	-	-
Warrants outstanding and exercisable at December 31, 2012	6,285,016	0.57	5.87	-

Granted	-	-
Expired	-	-
Exercised	-	-
Warrants outstanding and exercisable at December 31, 2013	6,285,016	$0.57	4.87	$-

Note 9.  Related Party Transactions

On February 1, 2010, the Company engaged a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC (“Middlebury”), where one director of the Company worked as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible preferred stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.  During the years ended December 31, 2013, 2012 and 2011, the Company paid Middlebury $0, $0, and $155,000 for services rendered pursuant to the placement agent agreement.  As of December 31, 2013, 2012 and 2011, the Company has amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement.  Such amounts are included as part of accounts payable - related parties.

During the years ended December 31, 2013 and 2012, the Company received advances of $24,834 and $256,132, respectively, from related parties.  These advances are non-interest bearing and are due on demand.  As of December 31, 2013 and 2012, the amounts due to these related parties totaled $187,294 and $163,460, respectively, and are included as part of accounts payable - related parties.

Note 10. Subsequent Events

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage.

INDEX

Secured Convertible Promissory Notes

Amendment to November 2012 Notes

In April 2014, the Company entered into an amendment to the Subscription Agreement of the November 2012 Notes in the principal amount of $520,000.  The maturity date of the notes were extended from May 21, 2014 to April 8, 2015, with an additional extension at the option of the investors.  In exchange for extending the maturity date, the Company modified the following terms of the Subscription Agreement:

●     The combined principal of $520,000 and accrued interest of $71,660 on the original note was modified to a new principal balance of $636,249.
●     The conversion price of the notes was reduced from $.54 to $.18.  The notes will automatically convert into common stock if no event of default occurs and if during any 20 trading days (i) the average daily trading volume is at least $50,000, (ii) the closing price of the stock is at least 250% of the conversion price and (iii) all conversion shares are registered for resale or are eligible for resale without restriction under Rule 144.
●     The warrants shares issued were increased from 462,963 to 1,800,412.
●     The exercise price of the warrants was reduced from $.70 to $.25.
●     1,767,358 shares of Series D Preferred Stock were issued.

Conversion of Accounts Payable into Convertible Notes

In April 2014, the Company reached a settlement agreement with a law firm on $146,055 of outstanding accounts payable.  The Company issued the law firm a $138,555 convertible bridge note bearing interest at 8% and maturing in one year.  The note converts into common stock at $.18 per share and will automatically convert at 90% of the common stock price if a qualified financing of $2 million occurs. The Company also agreed to pay the law firm $25,000 at a later date the contingent upon the Company receiving the first $1 million in gross proceeds from an upcoming bridge note or other qualified offering.

In May 2014, the Company reached a settlement agreement with a law firm on $49,613 in outstanding accounts payable.  The Company issued the law firm a $39,690 convertible bridge note bearing interest at 8% and maturing in one year.  The note converts into common stock at $.18 per share and will automatically convert at 90% of the common stock price if a qualified financing of $2 million occurs. The Company agreed to pay the remaining balance of $9,922 in accounts payable a later date contingent upon the Company receiving the first $1 million in gross proceeds from an upcoming bridge note or $2 million in upcoming qualified offering.

In July 2014, the Company reached a settlement agreement with a consultant on $160,460 of outstanding accounts payable by issuing a $125,000 convertible New Bridge Note and 347,222 five year warrants at an exercise price of $0.25.

The Company also agreed to pay the consultant the remaining $35,460 contingent upon the Company receiving the first $2 million in gross proceeds from an upcoming offering of securities.  Since the Company didn’t receive the first $2 million in gross proceeds from an offering of securities by October 31, 2014, the Company issued a New Bridge Note to the consultant.

Waiver and Conversion into Series B and Series C Preferred Stock

In June 2014, certain investors signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

●     In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 24% of the face value of their respective notes over the entire term of the notes.
●     The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $347,500 of principal and $449,290 in accrued interest converted into 159,359 shares of Series B Preferred Stock.
●     The exercise price of the 404,773 warrants attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.
●     The Company issued 150,000 shares of common stock.

INDEX

In June 2014, certain investors signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge convertible note.  The terms of the waiver and amendment agreement were as follows:

●     In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.
●     The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $600,000 of principal and $675,244 in accrued interest converted into 345,379 shares of Series C Preferred Stock with a fair value of $1,243,364.
●     The exercise price of the 569,660 warrants attached to the convertible notes was reduced to $0.25 per share, and the expiration date of the warrants was changed to June 1, 2019.

In July, August and September 2014, certain investors signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

●     In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 24% of the face value of their respective notes over the entire term of the notes.
●     The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $262,500 of principal and $328,583 in accrued interest converted into 118,217 shares of Series B Preferred Stock.
●     The exercise price of the 285,208 warrants attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.

In July, August and September 2014, certain investors signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge convertible note.  The terms of the waiver and amendment agreement were as follows:

●     In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.
●     The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $1,360,000 of principal and $1,922,318 in accrued interest converted into 888,965 shares of Series C Preferred Stock.
●     The exercise price of the 1,297,961 warrants attached to the convertible notes was reduced to $0.25 per share, and the expiration date of the warrants was changed to June 1, 2019.
●     The Company issued 175,000 shares of common stock to induce the investors to convert their notes.

New Bridge Notes

During the second quarter of 2014, the Company issued $158,750 in New Bridge convertible notes (“New Bridge Notes”) to noteholders and Series B Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge notes. The New Bridge Notes bear interest at 8% and mature in one year.  The maturity date can be extended by 60 days in exchange for increasing the interest rate to 18% retroactive to the note issuance date.   If a qualified financing occurs, defined as a sale of debt or equity securities aggregating at least $2 million in gross proceeds, all principal and accrued interest will convert into common stock at 90% of the share price of the qualified securities.  The New Bridge Notes are secured by a first priority security interest in all of the assets of the Company pursuant to a security & collateral agent agreement.  The investors can convert the New Bridge Notes into common stock at $0.18 per share and the investors received five year warrants at an exercise price of the lesser of $0.25 or the per share price of the qualified securities (defined as gross proceeds from debt and equity securities sold plus debt canceled through conversion of principal and interest with respect to the notes and less repayment of note principal and interest in cash). The investor’s warrant share coverage equaled to 50% of the note divided by the conversion price.  In total, the investors received 13,889 warrants.   In addition, the Company received proceeds of $126,500 in intended New Bridge Notes.

Unsecured Bridge Loan

As disclosed in Note 2, OrangeHook entered into a Letter of Intent with the Company and provided $60,000 as bridge financing to the Company, in the form of an unsecured loan.

INDEX

From July 1, 2014 through the date the financial statements were issued, the investors completed the necessary documentation for $126,500 of notes payable that was previously accounted for as non-interest bearing short term convertible promissory notes.  Accordingly, the Company issued to the investors New Bridge Notes totaling $126,500.  In addition, the Company issued $37,500 in New Bridge convertible notes to noteholders and Series B Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes. In total, the investors received 823,613 warrants.

Notes Payable

Settlement of Contract

In March 2014, The Company issued a note payable for $40,000 to settle a contract with a consulting Company.  The note bears no interest unless an event of default occurs, in which the interest rate would adjust to the lesser of 1.5% per month or the maximum permitted under applicable law.  The first $20,000 of the note payable is due upon the Company raising at least $500,000 in gross proceeds in a subsequent bridge note offering, and the other $20,000 of the note payable is due upon the Company raising at least $750,000 in gross proceeds in a subsequent bridge note offering.

Waiver and Conversion into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert his note payable and accrued interest into Series C Preferred Stock, and to invest at least 15% of his original investment in a New Bridge convertible note.  The terms of the waiver and amendment agreement were as follows:

●     In exchange for waiving his default rights and default interest, the investor received an additional one-time interest accrual of 30% of the face value of his note over the entire term of the note.
●     The $100,000 principal and $79,890 accrued interest on the investor’s promissory note converted into 48,720 shares of Series C Preferred Stock at a conversion price of $3.6923.

In July 2014, certain investors signed a waiver and amendment agreement to convert their notes payable and accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

●     In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 24% of the face value of their respective notes over the entire term of the notes.
●     The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $390,000 of principal and $316,552 in accrued interest converted into 141,311 shares of Series B Preferred Stock.
●     The exercise price of the 2,039,000 warrants attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.

In July 2014, certain investors signed a waiver and amendment agreement to convert their notes payable and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge convertible note.  The terms of the waiver and amendment agreement were as follows:

●     In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.
●     The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $200,000 of principal and $157,479 in accrued interest converted into 96,818 shares of Series C Preferred Stock.

INDEX

Stockholders’ Deficiency

Authorization of New Classes of Preferred Stock

In April 2014, the Company authorized the issuance of 2,000,000 shares of Series D Preferred Stock, which has the following characteristics:

●     Par value of $.001
●     Conversion to common stock at a one to one ratio
●     Shareholder rights equivalent to common shareholders
●     Liquidation preferences equivalent to common shareholders
●     Voting rights equivalent to common shareholders

In May 2014, the Company authorized the issuance of 2,000,000 shares of Series B Preferred Stock, which has the following characteristics:

●     Par value of $.001
●     Original purchase price of $6.00 per share
●     Conversion to common stock at $0.30 per share
●     Cumulative 6% dividends, which can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date
●     Voting rights are one vote for each whole share of common stock that the Series B Preferred Stock can convert into
●     Automatic conversion into Common Stock at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified at a rate which is calculated by dividing the original purchase price by the conversion price if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150,000.

In May 2014, the Company authorized the issuance of 2,000,000 shares of Series C Preferred Stock, which has the following characteristics:

●     Par value of $.001
●     Original purchase price of $4.80 per share
●     Conversion to common stock at $0.24 per share
●     Cumulative 6% dividends, which can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date
●     Voting rights are one vote for each whole share of common stock that the Series C Preferred Stock can convert into
●     Automatic conversion into Common Stock at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified at a rate which is calculated by dividing the original purchase price by the conversion price if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150,000.
●     Liquidation rights at 130% of the original purchase price

Conversion of Accounts Payable into Common Stock and Series A Preferred Stock

In April 2014, the Company reached a settlement agreement with a former CFO on $5,000 of outstanding accounts payable by issuing 16,667 shares of Series A Preferred Stock.

In April 2014, the Company reached a settlement agreement with a consultant on $75.000 of outstanding accounts by issuing 166,667 Common Stock.  In addition, the Company issued the consultant five year warrants at a $0.30 exercise price.

In April 2014, the Company reached a settlement agreement with a former CFO on $7,160 of outstanding accounts payable by issuing 23,867 shares of Common Stock.

In April 2014, the Company reached a settlement agreement with a consultant by issuing 23,148 shares of Series A Preferred Stock.

INDEX

In July 2014, the Company reached a settlement agreement with a former Chief Technology Officer on $41,874 of outstanding accounts payable amount by issuing 167,495 shares of Common Stock.

In July 2014 the Company reached a settlement agreement with a consultant on $18,285 of outstanding accounts payable by issuing 73,140 shares of Common Stock.

In August 2014, the Company reached a settlement agreement with a former Chief Executive Officer on $105,947 of outstanding accounts payable by issuing 423,789 shares of Common Stock.

In September 2014, the Company reached a settlement agreement with a consultant on $29,533 of outstanding accounts payable by issuing 118,132 shares of Common Stock that resulted in a $8,269 gain on settlement of accounts payable.

In September 2014, the Company reached a settlement agreement with their previous Chief Technology Officer extinguishing an accounts payable amount of $45,917 by issuing 183,670 shares of Common Stock.

During the month of September the Company reached a settlement agreement with a previous employee extinguishing an accounts payable amount of $17,013 by issuing 68,052 shares of Common Stock.

During the month of September the Company reached a settlement agreement with a consultant extinguishing an accounts payable amount of $29,045 by issuing 116,181 shares of Common Stock.

Waiver and Conversion of Series A Preferred Stock into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio to 8.3333 to 1.  The investor exchanged 41,667 shares of Series A Preferred Stock for 5,000 shares of Series B Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.30.

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of his original investment in a New Bridge convertible note.  The investor exchanged 41,667 shares of Series A Preferred Stock for 6,771 shares of Series B Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.25.

In July and August 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio to 8.3333 to 1.  The investors exchanged 308,334 shares of Series A Preferred Stock for 37,001 shares of Series B Preferred Stock and the exercise price on the investors’ 154,168 warrants attached to the stock was reduced to $0.30.

In July 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio to 6.15384 to 1 and to invest at least 15% of their original investment in a New Bridge convertible note.  The investors exchanged 250,000 shares of Series A Preferred Stock for 40,625 shares of Series C Preferred Stock and the exercise price on the investors’ 125,001 warrants attached to the stock was reduced to $0.25.  In addition, the Company issued the investors New Bridge Notes totaling $27,500 and 76,389 five year warrants with an exercise price of $0.25.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012

Assets

Current assets:
Cash	$-	$441
Prepaid expenses	-	1,000
Deferred financing costs, net	34,074	74,074
Total Current Assets	34,074	75,515
Capitalized software costs	-	68,560
Total Assets	$34,074	$144,075

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$719,252	$471,895
Accounts payable - related parties	255,060	238,460
Accrued interest	1,099,953	733,012
Accrued payroll and related expenses	785,396	710,623
Other accrued expenses	60,000	20,000
Notes payable - net of debt discount of
$0 and $11,197 as of September 30, 2013 and December 31, 2012, respectively	965,000	953,803
Convertible notes payable - net of debt discount of
$0 and $0 as of September 30, 2013 and December 31, 2012, respectively	2,820,000	2,820,000
Derivative liabilities	1,533,723	2,028,561
Total Current Liabilities	8,238,384	7,976,354

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$118,484 and $294,637 as of September 30, 2013 and December 31, 2012, respectively	401,516	225,363

Total Liabilities	8,639,900	8,201,717

Commitments and Contingencies

Stockholders' deficiency
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
641,668 shares issued and outstanding in the following class:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized; 641,668 shares issued and outstanding (aggregate liquidation preferences of $814,366 and
$791,266) as of September 30, 2013 and December 31, 2012	642	642
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,218,040
and 11,838,040 shares issued and outstanding as of September 30, 2013 and December 31, 2012	12,218	11,838
Common stock issuable	-	91,774
Additional paid in capital	2,567,219	2,407,825
Accumulated deficit	(11,185,905)	(10,569,721)
Total stockholders' deficiency	(8,605,826)	(8,057,642)

Total liabilities and stockholders' deficiency	$34,074	$144,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$-	$-	$1,194	$-

Operating expenses
Marketing and promotion	-	32,425	12,000	63,432
Payroll and benefits	-	310,882	257,549	903,198
General and administrative	450	108,564	132,846	414,234
Research and development	-	67,521	46,968	209,790
Loss on write-off of capitalized software costs	-	-	68,560	-
Total operating expenses	450	519,392	517,923	1,590,654

Operating loss	(450)	(519,392)	(516,729)	(1,590,654)

Other income (expense)

Interest expense	(123,659)	(108,547)	(366,943)	(309,075)
Amortization of debt discount	(46,365)	(119,370)	(187,350)	(1,561,439)
Amortization of deferred financing costs	(13,333)	-	(40,000)	(39,666)
Change in fair value of derivative liabilities	77,558	527,022	494,838	1,213,700
Total other income (expense)	(105,799)	299,105	(99,455)	(696,480)

Net loss	(106,249)	(220,287)	(616,184)	(2,287,134)

Preferred stock contractual dividends	(7,700)	(13,493)	(23,100)	(13,493)

Net loss available to common stockholders	$(113,949)	$(233,780)	$(639,284)	$(2,300,627)

Net loss per common share: basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.19)

Weighted average number of common shares outstanding
- basic and diluted	12,218,040	11,811,735	12,123,535	11,780,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net loss	$(616,184)	$(2,287,134)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	187,350	1,561,439
Amortization of deferred financing costs	40,000	39,666
Loss on write-off of capitalized software	68,560	-
Stock based compensation	68,000	62,000
Change in fair value of derivative liabilities	(494,838)	(1,213,700)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,900
Accounts payable	246,357	243,980
Accrued interest	366,941	309,075
Accrued payroll and related expenses	74,773	257,332
Other accrued expenses	40,000	(25,000)
Net Cash Used in Operating Activities	(18,041)	(1,050,442)

Cash Flows From Investing Activities:
Capitalized software	-	(68,560)
Net Cash Used in Investing Activities	-	(68,560)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	450,000
Proceeds from convertible notes payable	-	120,000
Proceeds from issuance of preferred stock issuable	-	385,000
Fees paid to third parties in connection with
convertible notes payable	-	(3,000)
Cash overdraft	-	8,010
Advances from related parties	17,600	124,200
Net Cash Provided by Financing Activities	17,600	1,084,210

Net decrease in cash	(441)	(34,792)

Cash, beginning of the period	441	34,792

Cash, end of the period	$-	$-

Non-cash investing and financing activities:
Value of warrants recorded as debt discount in connection with
convertible notes payable	$-	$56,400
Value of warrants recorded as debt discount in connection with
notes payable	$-	$32,200
Value of common stock recorded as debt discount in
connection with issuance of notes payable	$-	$75,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
Assets

Current assets:
Cash	$-	$441
Prepaid expenses	-	1,000
Deferred financing costs, net	47,407	74,074
Total Current Assets	47,407	75,515
Capitalized software costs	-	68,560
Total Assets	$47,407	$144,075

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$718,801	$471,895
Accounts payable - related parties	255,060	238,460
Accrued interest	976,296	733,012
Accrued payroll and related expenses	785,395	710,623
Other accrued expenses	60,000	20,000
Notes payable - net of debt discount of
$0 and $11,197 as of June 30, 2013 and December 31, 2012, respectively	965,000	953,803
Convertible notes payable - net of debt discount of
$0 and $0 as of June 30, 2013 and December 31, 2012, respectively	2,820,000	2,820,000
Derivative liabilities	1,611,281	2,028,561
Total Current Liabilities	8,191,833	7,976,354

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$164,849 and $294,637 as of June 30, 2013 and December 31, 2012, respectively	355,151	225,363

Total Liabilities	8,546,984	8,201,717

Commitments and Contingencies

Stockholders' deficiency
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
641,668 shares issued and outstanding in the following class:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized; 641,668 shares issued and outstanding (aggregate liquidation preferences of $806,666 and
$791,266) as of June 30, 2013 and December 31, 2012	642	642
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,218,040
and 11,838,040 shares issued and outstanding as of June 30, 2013 and December 31, 2012	12,218	11,838
Common stock issuable	-	91,774
Additional paid in capital	2,567,219	2,407,825
Accumulated deficit	(11,079,656)	(10,569,721)
Total stockholders' deficiency	(8,499,577)	(8,057,642)

Total liabilities and stockholders' deficiency	$47,407	$144,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$23	$-	$1,194	$-

Operating expenses
Marketing and promotion	-	12,895	12,000	31,007
Payroll and benefits	87	298,807	257,549	592,316
General and administrative	14,728	92,857	132,396	305,670
Research and development	7,600	21,288	46,968	142,269
Loss on write-off of capitalized software costs	-	-	68,560	-
Total operating expenses	22,415	425,847	517,473	1,071,262

Operating loss	(22,392)	(425,847)	(516,279)	(1,071,262)

Other income (expense)

Interest expense	(122,314)	(101,541)	(243,284)	(200,528)
Amortization of debt discount	(46,365)	(192,482)	(140,985)	(1,442,069)
Amortization of deferred financing costs	(13,334)	(8,168)	(26,667)	(39,666)
Change in fair value of derivative liabilities	33,471	579,724	417,280	686,678
Total other income (expense)	(148,542)	277,533	6,344	(995,585)

Net loss	(170,934)	(148,314)	(509,935)	(2,066,847)

Preferred stock contractual dividends	(7,700)	-	(15,400)	-

Net loss available to common stockholders	$(178,634)	$(148,314)	$(525,335)	$(2,066,847)

Net loss per common share: basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.18)

Weighted average number of common shares outstanding
- basic and diluted	12,158,699	11,764,706	12,075,499	11,764,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net loss	$(509,935)	$(2,066,847)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	140,985	1,442,069
Amortization of deferred financing costs	26,667	39,666
Loss on write-off of capitalized software	68,560	-
Stock based compensation	68,000	-
Change in fair value of derivative liabilities	(417,280)	(686,678)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,900
Accounts payable	245,906	173,151
Accrued interest	243,284	200,528
Accrued payroll and related expenses	74,772	149,559
Other accrued expenses	40,000	(25,000)
Net Cash Used in Operating Activities	(18,041)	(771,652)

Cash Flows From Investing Activities:
Capitalized software	-	(48,000)
Net Cash Used in Investing Activities	-	(48,000)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	100,000
Proceeds from convertible notes payable	-	120,000
Proceeds from preferred stock issuable	-	385,000
Fees paid to third parties in connection with
convertible notes payable	-	(3,000)
Cash overdraft	-	58,660
Advances from related parties	17,600	124,200
Net Cash Provided by Financing Activities	17,600	784,860

Net decrease in cash	(441)	(34,792)

Cash, beginning of the period	441	34,792

Cash, end of the period	$-	$-

Non-cash investing and financing activities:
Value of warrants recorded as debt discount in connection with
convertible notes payable	$-	$56,400
Value of warrants recorded as debt discount in connection with
notes payable	$-	$32,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012

Assets

Current assets:
Cash	$-	$441
Prepaid expenses	-	1,000
Deferred financing costs, net	60,741	74,074
Total Current Assets	60,741	75,515
Capitalized software costs	-	68,560
Total Assets	$60,741	$144,075

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$709,585	$471,895
Accounts payable - related parties	255,060	238,460
Cash Overdraft	824	-
Accrued interest	853,982	733,012
Accrued payroll and related expenses	785,395	710,623
Other accrued expenses	50,000	20,000
Notes payable - net of debt discount of
$0 and $11,197 as of March 31, 2013 and December 31, 2012, respectively	965,000	953,803
Convertible notes payable	2,820,000	2,820,000
Derivative liabilities	1,644,752	2,028,561
Total Current Liabilities	8,084,598	7,976,354

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$211,214 and $294,637 as of March 31, 2013 and December 31, 2012, respectively	308,786	225,363

Total Liabilities	8,393,384	8,201,717

Commitments and Contingencies

Stockholders' deficiency
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
641,668 shares issued and outstanding in the following class:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized; 641,668 shares issued and outstanding (aggregate liquidation preferences of $385,000 and
$385,000) as of March 31, 2013 and December 31, 2012	642	642
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,038,040
and 11,838,040 shares issued and outstanding as of March 31, 2013 and December 31, 2012	12,038	11,838
Common stock issuable	69,500	91,774
Additional paid in capital	2,493,899	2,407,825
Accumulated deficit	(10,908,722)	(10,569,721)

Total stockholders' deficiency	(8,332,643)	(8,057,642)

Total liabilities and shareholders' deficiency	$60,741	$144,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenue	$1,171	$-

Operating expenses
Marketing and promotion	12,000	18,112
Payroll and benefits	257,462	293,509
Merger costs	-	-
General and administrative	117,668	212,813
Research and development	39,368	120,981
Loss on write-off of capitalized software costs	68,560	-
Total operating expenses	495,058	645,415

Operating loss	(493,887)	(645,415)

Other income (expense)

Interest expense	(120,970)	(98,986)
Amortization of debt discount	(94,620)	(1,249,587)
Amortization of deferred financing costs	(13,333)	(31,499)
Change in fair value of derivative liabilities	383,809	106,954

Total other income (expense)	154,886	(1,273,118)

Net loss	(339,001)	(1,918,533)

Preferred stock contractual dividends	(7,700)	-

Net loss available to common stockholders	(346,701)	(1,918,533)

Net loss per common share: basic and diluted	$(0.03)	$(0.16)

Weighted average number of common shares outstanding
- basic and diluted	11,991,373	11,764,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net loss	$(339,001)	$(1,918,533)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	94,620	1,249,587
Amortization of deferred financing costs	13,333	31,499
Loss on write-off of capitalized software costs	68,560	-
Stock based compensation	64,000	(106,954)
Change in fair value of derivative liabilities	(383,809)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,900
Accounts payable	236,690	276,958
Accrued interest payable	120,970	98,987
Accrued compensation and benefits	74,772	87,100
Other accrued expenses	30,000	(25,000)
Net Cash Used in Operating Activities	(18,865)	(304,456)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	125,000
Proceeds from convertible notes payable	-	120,000
Fees paid to third parties in connection with
convertible notes payable	-	(3,000)
Cash overdraft	824	-
Advances from a related party	17,600	30,000
Net Cash Provided by Financing Activities	18,424	272,000

Net decrease in cash	(441)	(32,456)

Cash, beginning of the period	441	34,792

Cash, end of the period	$-	$2,336

Non-cash investing and financing activities:
Value of warrants recorded as debt discount in connection with
convertible notes payable	$-	$56,400
Value of warrants recorded as debt discount in connection with
notes payable	$-	$37,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2011, the Company, certain stockholders of the Company (the “Company Stockholders”), Nuvel, Inc., a Delaware Company, (“Nuvel DE”) and all of the stockholders of Nuvel DE entered into and consummated transactions pursuant to a Share Exchange Agreement.

The Company designs, develops and markets Wide Area Network Acceleration (WANa) Solutions that are built for the purpose of accelerating and optimizing the flow of information over the Internet. The Company’s products are deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2013, June 30, 2013 and March 31, 2013 and the results of operations and cash flows for the periods presented.  The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company included in the Company’s annual Report on Form 10-K for the years ended December 31, 2013, 2012 and 2011, included elsewhere in this filing.   The Company’s accounting policies are more fully described in the Notes to the consolidated financial Statements in its Annual Report on Form 10-K for the years ended December 31, 2013, 2012 and 2011.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2013, the Company had a working capital deficiency of $8,204,310 and stockholders’ deficiency of $8,605,826.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to December 31, 2013, the Company secured additional debt financing in the form of Notes Payable aggregating $382,750 and has converted notes payable and convertible notes payable totaling $3,260,000 into preferred stock.  The Company expects that its current cash on hand will fund its operations only through November 2014. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

INDEX

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation.  Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”).  The anticipated closing date is to be on or before December 31, 2014 (“the Closing”).  As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent.  The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction),  OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment by negotiation of the parties.  Pursuant to the Letter of Intent, OrangeHook provided $60,000 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the Securities and Exchange Commission (“SEC”) such that it will be current in its reporting.  Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nuvel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include amortization, the fair value of our stock, debt discount, derivative liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Capitalized Software Costs

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized.  Capitalized costs are amortized on a straight-line basis over the economic lives of the related products which is generally three years.  The Company's Wide Area Network ("WAN") product did not reach technological feasibility and, therefore, no costs associated with its development were capitalized.  The Company had recorded capitalized software costs aggregating $68,560 as of December 31, 2012.  In March 2013, due to a lack of funding, the Company could no longer support the mobile application product.  The Company wrote off the entire capitalized costs, which was recorded as Loss on write-off of capitalized software costs in the statement of operations.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2013, the six months ended June 30, 2013 and for the nine months ended September 30, 2013 are as follows:

INDEX

	March 31,	June 30,	September 30,
	2013	2013	2013

Warrants to purchase common stock	6,285,016	6,285,016	6,285,016
Series A Convertible Preferred Stock	641,668	641,668	641,668
Convertible Notes	962,963	962,963	962,963
Totals	7,889,647	7,889,647	7,889,647

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Financial liabilities as of September 30, 2013, June 30, 2013 and March 31, 2013 are measured at fair value on a recurring basis are summarized below:

	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$1,533,723	$-	$-	$1,533,723

	June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$1,611,281	$-	$-	$1,611,281

	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$1,644,752	$-	$-	$1,644,752

INDEX

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

The derivative liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and Black-Scholes formula and are classified within Level 3 of the valuation hierarchy.

A significant decrease in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense on the Company’s condensed consolidated Statements of Operations.

For the nine months ended September 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at September 30, 2013 are as follows:

Dividend Yield	0%
Volatility	38.0-92.0%
Risk-free interest rate	0.04-1.39%
Contractual term	0.638-5.386 years
Weighted average fair value per warrant and conversion feature	$0.012-0.273

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at June 30, 2013 are as follows:

Dividend Yield	0%
Volatility	49.0-94.0%
Risk-free interest rate	0.17-1.39%
Contractual term	0.890-5.638 years
Weighted average fair value per warrant and conversion feature	$0.033-0.282

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at March 31, 2013 are as follows:

Dividend Yield	0%
Volatility	60.0-96.0%
Risk-free interest rate	0.14-0.76%
Contractual term	1.140-5.888 years
Weighted average fair value per warrant and conversion feature	$0.060-0.282

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance- January 1, 2013	$2,028,561
Change in fair value of derivative liabilities	(383,809)
Balance- March 31, 2013	$1,644,752
Change in fair value of derivative liabilities	(33,471)
Balance- June 30, 2013	$1,611,281
Change in fair value of derivative liabilities	(77,558)
Balance- September 30, 2013	$1,533,723

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued (see Note 10 to the December 31, 2013 financial statements included elsewhere in this document).

INDEX

Note 4.  Secured Convertible Promissory Notes

During the three months ended September 30 2013 and 2012, the Company recognized $46,365 and $43,880 in amortization of the debt discount relating to convertible notes payable.  During the nine months ended September 30, 2013 and 2012, the Company recognized $176,153 and $1,373,249 in amortization of the debt discount relating to convertible notes payable.

During the three months ended June 30, 2013 and 2012, the Company recognized $46,365 and $160,282 in amortization of the debt discount relating to convertible notes payable.  During the six months ended June 30, 2013 and 2012, the Company recognized $129,788 and $1,329,369 in amortization of the debt discount relating to convertible notes payable.

During the three months ended March 31, 2013 and 2012, the Company recognized $83,423 and $1,169,087 in amortization of the debt discount relating to convertible notes payable.

During the three months ended September 30, 2013 and 2012, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $53,878 and $298,272, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.  During the nine months ended September 30, 2013 and 2012, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $340,463 and $687,225, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

During the three months ended June 30, 2013 and 2012, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $33,401 and $328,099, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.  During the six months ended June 30, 2013 and 2012, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $286,585 and $388,953, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes

During the three months ended March 31, 2013 and 2012, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $253,184 and $58,854, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

Note 5.  Notes Payable

During the three months ended September 30 2013 and 2012, the Company recognized $0 and 75,490 in amortization of the debt discount relating to notes payable.  During the nine months ended September 30, 2013 and 2012, the Company recognized $11,197 and $188,190 in amortization of the debt discount relating to notes payable.

During the three months ended June 30, 2013 and 2012, the Company recognized $0 and $32,200 in amortization of the debt discount relating to notes payable.  During the six months ended June 30, 2013 and 2012, the Company recognized $11,197 and $112,700 in amortization of the debt discount relating to notes payable.

During the three months ended March 31, 2013 and 2012, the Company recognized $11,197 and $80,500 in amortization of the debt discount relating to convertible notes payable.

During the three months ended September 30, 2013 and 2012, the Company marked the warrants to fair value and recorded a gain of $23,680 and $228,750, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.  During the nine months ended September 30, 2013 and 2012, the Company marked the warrants to fair value and recorded a gain of $154,375 and $526,475, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

During the three months ended June 30, 2013 and 2012, the Company marked the warrants to fair value and recorded a gain of $70 and $251,625, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.  During the six months ended June 30, 2013 and 2012, the Company marked the warrants to fair value and recorded a gain of $130,695 and $297,725, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

During the three months ended March 31, 2013 and 2012, the Company marked the warrants to fair value and recorded a gain of $184,939 and $48,100, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

INDEX

Note 6.  Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of September 30, 2013, June 30, 2013 and March 31, 2013, respectively.

As of the date of this filing, the Company has not filed certain federal and state income and payroll tax returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of September 30, 2013, June 30, 2013 and March 31, 2013, respectively.

Note 7.  Related Party Transactions

During the three months ended September 30 2013 and 2012, the Company received advances from related parties of $0.  During the nine months ended September 30, 2013 and 2012, the Company received advances from related parties of $17,600 and $124,200, respectively

During the three months ended June 30, 2013 and 2012, the Company received advances from related parties of $0 and $94,200, respectively.  During the six months ended June 30, 2013 and 2012, the Company received advances from related parties of $17,600 and $124,200, respectively.

 During the three months ended March 31, 2013 and 2012, the Company received advances from related parties of $17,600 and $30,000, respectively.

These advances are non-interest bearing and are due on demand.  As of September 30, 2013, June 30, 2013, and March 31, 2013 the amounts due to these related parties totaled $180,060, and are included as part of accounts payable.