Form 10-Q
period 2014-03-31
NUVEL HOLDINGS, INC.
filed 2015-03-05
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-52988

NUVEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

20 S. Santa Cruz Avenue, Los Gatos, California 95030
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

As of March 4, 2015 the registrant had 15,959,033 shares of common stock, par value $.001 per share, issued and outstanding.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

ITEM 1 FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013

Assets

Current assets:
Cash	$200	$-
Deferred financing costs, net	7,407	20,741
Total Assets	$7,607	$20,741

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$727,052	$718,552
Accounts payable- related parties	262,294	262,294
Accrued interest	1,344,581	1,223,612
Accrued payroll and related expenses	799,395	785,395
Other accrued expenses	20,000	60,000
Notes payable	1,005,000	965,000
Convertible notes payable	2,820,000	2,820,000
Derivative liabilities	700,101	719,806
Total Current Liabilities	7,678,423	7,554,659

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$25,754 and $72,119 as of March 31, 2014 and December 31, 2013, respectively	494,246	447,881

Total Liabilities	8,172,669	8,002,540

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
641,668 shares issued and outstanding in the following class:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized; 641,668 shares issued and outstanding (aggregate liquidation preferences of $829,766 and
$822,066) as of March 31, 2014 and December 31, 2013	642	642
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,218,040
shares issued and outstanding as of March 31, 2014 and December 31, 2013	12,218	12,218
Additional paid in capital	2,567,219	2,567,219
Accumulated deficit	(10,745,141)	(10,561,878)
Total stockholders' deficiency	(8,165,062)	(7,981,799)

Total liabilities and stockholders' deficiency	$7,607	$20,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	$-	$1,171

Operating expenses
Marketing and promotion	-	12,000
Payroll and benefits	22,000	257,462
General and administrative	300	117,668
Research and development	-	39,368
Loss on write-off of capitalized software costs	-	68,560

Total operating expenses	22,300	495,058

Operating loss	(22,300)	(493,887)

Other income (expense)

Interest expense	(120,969)	(120,970)
Amortization of debt discount	(46,365)	(94,620)
Amortization of deferred financing costs	(13,334)	(13,333)
Change in fair value of derivative liabilities	19,705	383,809

Total other (expense) income	(160,963)	154,886

Net loss	(183,263)	(339,001)

Preferred stock contractual dividends	(7,700)	(7,700)

Net loss available to common stockholders	$(190,963)	$(346,701)

Net loss per common share: basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
- basic and diluted	12,218,040	11,991,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Cash Flows From Operating Activities:
Net loss	$(183,263)	$(339,001)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	46,365	94,620
Amortization of deferred financing costs	13,334	13,333
Loss on write-off of capitalized software costs	-	68,560
Stock based compensation	-	64,000
Change in fair value of derivative liabilities	(19,705)	(383,809)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable	8,300	236,690
Accrued interest	120,969	120,970
Accrued payroll and related expenses	14,000	74,772
Other accrued expenses	-	30,000
Net Cash Used in Operating Activities	-	(18,865)

'Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Cash overdraft	200	824
Advances from a related party	-	17,600
Net Cash Provided by Financing Activities	200	18,424

Net increase (decrease) in cash	200	(441)

Cash, beginning of the period	-	441

Cash, end of the period	$200	$-

Non-cash investing and financing activities:

Note payable issued to settle accrued expenses	$40,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Business Organization, Nature of Operations and Reverse Recapitalization

Nuvel Holdings, Inc. (the "Company) designs, develops and markets Data Acceleration solutions that are built for the purpose of accelerating and optimizing the flow of information across Enterprise networks... The Company’s products are deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network speed and optimization.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on November 25, 2014.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2014, the Company had a working capital deficiency of $7,670,816 and a stockholders’ deficiency of $8,165,062.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings. Subsequent to March 31, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $529,999 and has converted notes payable and convertible notes payable totaling $3,510,000 into preferred stock. The Company expects that its current cash on hand will fund its operations only through March 2015. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be on or before June 30, 2015 (“the Closing”).  As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject  to  adjustment  by  negotiation  of  the parties.  OrangeHook provided $207,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

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

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013, respectively, are as follows:

	March 31,
	2014	2013

Warrants to purchase common stock	6,285,016	6,285,016
Series A Convertible Preferred Stock	641,668	641,668
Convertible Notes	962,963	962,963
Totals	7,889,647	7,889,647

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Financial liabilities as of March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis are summarized below:
	March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$700,101	$-	$-	$700,101

	December 31, 2013	Quoted prices in activ markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$719,806	$-	$-	$719,806

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

For the three months ended March 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at March 31, 2014 are as follows:

Dividend Yield	0%
Volatility	54.0-88.0%
Risk-free interest rate	0.05-0.76%
Expected lives	0.140-4.888 years
Weighted average fair value per warrant	$0.000-0.130

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Three Months Ended March 31, 2014

Balance-beginning of period	$719,806
Change in fair value of derivative liabilities	(19,705)
Balance-end of period	$700,101

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4.  Secured Convertible Promissory Notes

During the three months ended March 31, 2014 and 2013, the Company recognized $46,365 and $83,423 in amortization of the debt discount relating to convertible notes payable.

During the three months ended March 31, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $10,205 and $253,184, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

Note 5.  Notes Payable

In March 2014, the Company issued a note payable for $40,000 to settle a contract with a consulting company which was previously accrued.  The note bears no interest unless an event of default occurs, in which the interest rate would adjust to the lesser of 1.5% per month or the maximum permitted under applicable law.  The first $20,000 of the note payable is due upon the Company raising at least $500,000 in gross proceeds in a subsequent bridge note offering, and the other $20,000 of the note payable is due upon the Company raising at least $750,000 in gross proceeds in a subsequent bridge note offering.  As of the date of this report, the Company has not raised the required gross proceeds in the bridge offering to pay back any portion of the note.

During the three months ended March 31, 2013, the Company recognized $11,197 in amortization of the debt discount relating to notes payable.  As of March 31, 2013 the debt discount relating to notes payable was fully amortized.

During the three months ended March 31, 2014 and 2013, the Company marked the warrants to fair value and recorded a gain of $9,500 and $130,625, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

Note 6.  Related Party Transactions

On February 1, 2010, the Company engaged a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC, where one director of the Company worked as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible preferred stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.   As of both March 31, 2014 and December 31, 2013, the Company has amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement.  Such amounts are included as part of Accounts payable- related parties.

During the three months ended March 31, 2014 and 2013, the Company received advances from related parties of $0 and $17,600, respectively.  These advances are non-interest bearing and are due on demand.  As of March 31, 2014 and December 31, 2013, the amounts due to these related parties each totaled $187,294, and are included as part of Accounts payable- related parties in the accompanying condensed consolidated balance sheet.

Note 7. Commitments and Contingencies

Services Agreement

On March 11, 2014 the Company signed a services agreement with Richard Resnick to provide the services equivalent to a Chief Executive Officer.  The Company will pay Resnick $25,000 per month in bi-monthly installments.  Either party may terminate the services agreement by providing the other party 15 days written notice.  As of March 31, 2014, the Company owed Resnick $12,500 under the services agreement, which is a component of accounts payable in the accompanying condensed consolidated balance sheet.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of March 31, 2014.

As of March 31, 2014 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of March 31, 2014.

Note 8. Subsequent Events

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage.

Secured Convertible Promissory Notes

Amendment to November 2012 Notes

In April 2014, the Company entered into an amendment to the convertible note subscription agreement issued on November 2, 2012 in the principal amount of $520,000 (“November 2012 Notes”).  The maturity date of the notes was extended from May 21, 2014 to April 8, 2015, with an additional extension at the option of the investors.  In exchange for extending the maturity date, the Company modified the following terms of the convertible note subscription agreement:

•	The combined principal of $520,000 and accrued interest of $71,660 on the original note was modified to a new principal balance of $636,249.
•	The conversion price of the notes was reduced from $0.54 to $0.18.
•
The notes will automatically convert into common stock if no event of default occurs and if during any 20 trading days (i) the average daily trading volume is at least $50,000, (ii) the closing price of the stock is at least 250% of the conversion price and (iii) all conversion shares are registered for resale or are eligible for resale without restriction under Rule 144.

•	The warrant shares issued were increased from 462,963 to 1,800,412 and the exercise price of the warrants was reduced from $0.70 to $0.25.
•	1,767,358 shares of Series D Preferred Stock, which is convertible to common stock on a 1-for-1 basis, were issued.

New Bridge Notes

During the second quarter of 2014, the Company issued $158,750 in New Bridge convertible notes (“New Bridge Notes”) to noteholders and Series A Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes. The notes bear interest at 8% and mature in one year.  The maturity date can be extended by 60 days in exchange for increasing the interest rate to 18% retroactive to the note issuance date.   If a qualified financing occurs, defined as a sale of debt or equity securities aggregating at least $2 million in gross proceeds, all principal and accrued interest will automatically convert into common stock at 90% of the share price of the qualified securities.  If no qualified financing occurs, investors can convert the New Bridge Note into common stock at $0.18 per share and the investors received warrants to purchase common stock with a five year term at an exercise price of the lesser of $0.25 or the per share price of the qualified securities (defined as gross proceeds from debt and equity securities sold plus debt canceled through conversion of principal and interest with respect to the notes and less repayment of note principal and interest in cash). The investors’ warrant share coverage equaled to 50% of the New Bridge Note divided by the conversion price.  In total, the investors received 440,973 warrants.

During the third quarter of 2014, the Company issued New Bridge Notes in aggregate principal amount of $289,000. In total, the investors of such New Bridge Notes received 802,780 warrants.

Conversion of Accounts Payable into Convertible Notes

In April 2014, the Company reached a settlement agreement with a law firm on $146,055 of outstanding accounts payable. The Company issued the law firm a $138,555 convertible bridge note bearing interest at 8% and maturing in one year. The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. The Company also agreed to pay the law firm $25,000 at a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or other qualified offering.

In May 2014, the Company reached a settlement agreement with a law firm on $49,613 in outstanding accounts payable. The Company issued the law firm a $39,690 convertible bridge note bearing interest at 8% and maturing in one year. The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. The Company agreed to pay the remaining balance of $9,922 in accounts payable a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or $2 million a future qualified offering, as defined.

In July 2014, the Company reached a settlement agreement with a consultant on $160,460 of outstanding accounts payable by issuing a $125,000 convertible New Bridge Note and a warrant to purchase 347,222 shares of common stock with a five year term at an exercise price of $0.25.

The Company also agreed to pay the consultant the remaining $35,460 contingent upon the Company receiving the first $2 million in gross proceeds from a future offering of securities.  Since the Company didn’t receive the first $2 million in gross proceeds from an offering of securities by October 31, 2014, the Company issued a New Bridge Note and a warrant to purchase 98,500 shares of common stock with a five year term to the consultant.

Waiver and Conversion of Existing Convertible Notes into Series B and Series C Preferred Stock

In June 2014, certain investors signed a waiver and amendment agreement to convert their convertible promissory notes which were sold previously during February 2010 through December 2011 and their accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

●
In exchange for waiving their default rights and default interest, the investors each received an additional onetime interest accrual of 24% of the face value of their respective notes over the entire term of the notes.

●
The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $347,500 of principal and $449,290 in accrued interest converted into 159,359 shares of Series B Preferred Stock.

●
The exercise price of the 404,773 warrants (including 370,203 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.

●	The Company issued 150,000 shares of common stock to induce the investors to convert their notes.

In July, August and September 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series B Preferred Stock. The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving their default rights and default interest, the investors each received an additional one time interest accrual of 24% of the face value of their respective notes over the entire term of the notes.

•
The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $462,500 of principal and $573,123 in accrued interest converted into 207,125 shares of Series B Preferred Stock.

•
The exercise price of the 488,156 warrants (including 471,906 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.

In June 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving their default rights and default interest, the investors each received an additional one time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.

•
The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $600,000 of principal and $675,244 in accrued interest converted into 345,379 shares of Series C Preferred Stock with a fair value of $1,243,364.

•	The exercise price of the 569,660 derivative warrants attached to the convertible notes was reduced to $0.25 per share, and the expiration date of the warrants was changed to June 1, 2019.

In July, August and September 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note. The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving their default rights and default interest, the investors each received an additional one time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.

•
The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $1,410,000 of principal and $2,071,614 in accrued interest converted into 942,941 shares of Series C Preferred Stock.

•
The exercise price of the 1,567,127 warrants (including 1,471,127 derivative warrants) attached to the convertible notes was reduced to $0.25 per share, and the expiration date of the warrants was changed to June 1, 2019.

•	The Company issued 625,000 shares of common stock to induce the investors to convert their notes.

Unsecured Bridge Loan

As disclosed in Note 2, OrangeHook entered into a Letter of Intent with the Company and provided $207,249 as bridge financing to the Company, in the form of an unsecured loan.

Notes Payable

Amendments to Notes

In August 2014, the Company entered into amendments to note subscription agreements with two investors with note principal amounts totaling $275,000.  The Company agreed to pay back the investors $160,000 in principal within five business days after the Company raises gross proceeds of at least $2 million in securities offerings, and the Company agreed to pay back the investors the remaining $115,000 in principal within five business days after the Company raises gross proceeds of at least $3 million securities offerings, but in no event later than December 31, 2014.  In exchange for extending the maturity dates, the Company modified the following terms of the subscription agreements:

•
Each investor received 8% additional interest retroactive to the original note issuance dates.   In addition, each investor will accrue an additional 8% interest on their respective notes until the notes are repaid.

•
250,000 shares of common stock was issued to one investor and 125,000 shares of common stock were issuable to the other investor and accrued as a liability.  In February 2015, the investor was issued 125,000 shares.

Waiver and Conversion of Existing Notes into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert his note payable and accrued interest into Series C Preferred Stock, and to invest at least 15% of his original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

•	In exchange for waiving his default rights and default interest, the investor received an additional onetime interest accrual of 30% of the face value of his note over the entire term of the note.
•	The $100,000 principal and $79,890 accrued interest on the investor’s promissory note converted into 48,720 shares of Series C Preferred Stock at a conversion price of $3.6923.

In July 2014, certain investors signed a waiver and amendment agreement to convert their notes payable and accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving their default rights and default interest, the investors each received an additional one time interest accrual of 24% of the face value of their respective notes over the entire term of the notes.

•
The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $390,000 of principal and $316,552 in accrued interest converted into 141,311 shares of Series B Preferred Stock.

•
The exercise price of the 2,039,000 warrants (including 2,000,000 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.

In July 2014, certain investors signed a waiver and amendment agreement to convert their notes payable and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving their default rights and default interest, the investors each received an additional one time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.

•
The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $200,000 of principal and $120,066 in accrued interest converted into 86,685 shares of Series C Preferred Stock.

Stockholders’ Deficiency

Authorization of New Classes of Preferred Stock

In April 2014, the Company authorized the issuance of 2,000,000 shares of Series D Preferred Stock, which has the following characteristics:

•	Par value of $0.001
•	Conversion to common stock at a one to one ratio
•	Shareholder rights equivalent to common shareholders
•	Liquidation preferences equivalent to common shareholders
•	Voting rights equivalent to common shareholders
•	Holders of Series D Preferred Stock can convert it to the extent that their ownership of the Company’s stock aggregately does not exceed 4.99%

In May 2014, the Company authorized the issuance of 2,000,000 shares of Series B Preferred Stock, which has the following characteristics:

•	Par value of $0.001
•	Original purchase price of $6.00 per share
•	One share of Series B Preferred Stock is convertible into 20 shares of common stock
•	Cumulative 6% dividends, which can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date
•	Voting rights are one vote for each whole share of common stock that the Series B Preferred Stock can convert into
•
Automatic conversion into Common Stock at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified at a rate which is calculated by dividing the original purchase price by the conversion price if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150,000.

•	Liquidation rights at 100% of the original purchase price

In May 2014, the Company authorized the issuance of 2,000,000 shares of Series C Preferred Stock, which has the following characteristics:

•	Par value of $0.001
•	Original purchase price of $4.80 per share
•	One share of Series B Preferred Stock is convertible into 20 shares of common stock
•	Cumulative 6% dividends, which can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date
•	Voting rights are one vote for each whole share of common stock that the Series C Preferred Stock can convert into
•
Automatic conversion into Common Stock at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified at a rate which is calculated by dividing the original purchase price by the conversion price if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150,000.

•	Liquidation rights at 130% of the original purchase price

Conversion of Accounts Payable into Common Stock and Series A Preferred Stock

During the second quarter of 2014, the Company reached a settlement agreement with its former CFO on $7,160 of outstanding accounts payable by issuing 23,867 shares of Common Stock.

During the second quarter of 2014, the Company reached a settlement agreement with a related party consultant on $75,000 of outstanding accounts payable by issuing 166,667 Common Stock.  In addition, the Company issued the consultant 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price.

During the second quarter of 2014, the Company reached settlement agreements with former employees and consultants on $15,000 of outstanding accounts payable by issuing 25,000 shares of Series A Preferred Stock.

During the third quarter of 2014, the Company reached a settlement agreement with its former Chief Executive Officer and current Chairman of the Board of Directors on $242,798 of outstanding accounts payable and accrued expenses by issuing 423,789 shares of Common Stock.

During the third quarter of 2014, the Company reached settlement agreements with former employees and consultants on $528,125 of accounts payable and accrued expenses by issuing 726,670 shares of Common Stock.

Waiver and Conversion of Series A Preferred Stock into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investor exchanged 41,667 shares of Series A Preferred Stock for 5,000 shares of Series B Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.30.

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of his original investment in a New Bridge Note.  The investor exchanged 41,667 shares of Series A Preferred Stock for 6,771 shares of Series B Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.25.

In July and August 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investors exchanged 308,334 shares of Series A Preferred Stock for 37,001 shares of Series B Preferred Stock and the exercise price on the investors’ 154,168 warrants attached to the stock was reduced to $0.30.

In July 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of their original investment in a New Bridge Note. The investors exchanged 250,000 shares of Series A Preferred Stock for 40,625 shares of Series C Preferred Stock.

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

Plan of Operations

The Company, through its wholly-owned subsidiary Nuvel DE, plans to engage in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over private Enterprise networks, or across an enterprise’s gateway to the public Internet (also known as the Web). Our products will strive to provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed with the intent to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers.

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and seeking other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues.  Since inception, we have incurred substantial losses. As of March 31, 2014 and December 31, 2013, our accumulated deficit was $10,745,141 and $10,561,878, respectively, our stockholders’ deficiency was $8,165,062 and $7,981,799, respectively, and our working capital deficiency was $7,670,816 and $7,533,918, respectively. We have not yet generated material revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of March 31, 2014 and December 31, 2013 and the lack of any revenues, we require equity and/or debt financing to continue our operations.  Subsequent to March 31, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $529,999 and has converted notes payable and convertible notes payable totaling $3,510,000 into preferred stock. The Company expects that its current cash on hand will fund its operations only through March 2015. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“OrangeHook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be on or before June 30, 2015 (“the Closing”). As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the preTransaction Nuvel shareholders will own approximately 15% of the Company, which is subject  to  adjustment  by  negotiation  of  the parties.  OrangeHook provided $207,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting. Conditions to Closing include that the Company will be current in its SEC reports, that each of the financings set forth in the Letter of Intent has occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Three Months Ended March 31, 2014 compared with Three Months Ended March 31, 2013

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended March 31, 2014, marketing and promotion expenses decreased by $12,000, or 100%, as compared to the three months ended March 31, 2013.  The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its marketing efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the three months ended March 31, 2014, payroll and benefits decreased by $235,462, or 91%, as compared to the three months ended March 31, 2013. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to lay off its seven full time employees.  In March 2014, the Company hired two full-time employees.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended March 31, 2014, general and administrative expenses decreased by $117,368, or 100%, as compared to the three months ended March 31, 2013. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013 and had to significantly scale down operations.   During the first quarter of 2013, the Company spent monies on consultants for investor relations services.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2014, research and development expenses decreased by $39,368, or100%, as compared to the three months ended March 31, 2013. The decrease resulted primarily as the Company’ depleted its cash reserves by the end of the first quarter of 2013 and had to suspend its research and development efforts.

Loss on write-off of capitalized software costs

During the three months ended March 31, 2013, the Company abandoned further development of its vSOS software platform since the Company depleted its cash reserves by the end of the first quarter of 2013.  Accordingly, during the three months ended March 31, 2013, the Company wrote-off the entire cost of $68,560 as a Loss on write-off of capitalized software costs.

Interest expense

For the three months ended March 31, 2014, interest expense was consistent to the three months ended March 31, 2013.

Amortization of debt discount

For the three months ended March 31, 2014, amortization of debt discount decreased $48,255, or 51%, as compared to the three months ended March 31, 2013.  Additional warrants issued during the four quarter of 2012 to extend note maturity dates through March 31, 2013 and amortized through March 31, 2013 accounted for the variance.

Amortization of deferred financing costs

For the three months ended March 31, 2014, amortization of deferred financing costs was consistent to the three months ended March 31, 2013.

Change in fair value of derivative liabilities

For the three months ended March 31, 2014, change in fair value of derivative liabilities decreased $364,104, or 95%, as compared to three months ended March 31, 2013.  The decrease in the gain resulted from the decrease in the Company’s estimated stock price during the three months ended March 31, 2014 as opposed to during the three months ended March 31, 2013.

Net Loss

For the three months ended March 31, 2014, the net loss was $183,263 versus a net loss of $339,001 for the three months ended March 31, 2013.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2014	December 31, 2013

Cash	$200	$0
Working Capital Deficiency	$(7,670,816)	$(7,533,918)
Debt (Current)	$3,825,000	$3,785,000

Net Cash Used in Operating Activities

We experienced cash flow from operating activities for the three months ended March 31, 2014 and 2013 in the amounts of $0 and $(18,865), respectively.  The cash used in operating activities during the three months ended March 31, 2013 was primarily due to cash used to fund operations of the Company. During the three months ended March 31, 2013, the Company depleted its cash reserves and had to significantly scale down operations.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $200 and $18,424, respectively.  The cash provided by financing activities for the three months ended March 31, 2013 was attributable to related party advances.

Availability of Additional Funds

Based upon our working capital deficiency as of March 31, 2014 and the lack of any material revenues, we require equity and/or debt financing to continue our operations. The Company's primary source of operating funds since inception has been note financings.  Subsequent to March 31, 2014, the Company secured additional debt financing in the form of Notes Payable aggregating $529,999 and has converted notes payable and convertible notes payable totaling $3,510,000 into preferred stock. The Company expects that its current cash on hand will fund its operations only through March 2015. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included elsewhere in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Off Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, there were no off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s management, including the Company’s Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of March 31, 2014.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

As of December 31, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of March 31, 2014. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to limited financial resources and the small number of employees that are assigned to positions that involve the processing of financial information. We have taken steps to address this matter, including the retaining an outside accounting consulting firm to assist with the accounting reporting in May 2014. We believe that we have made some progress towards remediating this weakness; however, we must still complete the process of design specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated. Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

We are not a party to any legal proceedings, nor are we aware of any threatened litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2014, the Company issued a $40,000 note payable for consulting services rendered.

During the second quarter of 2014, the Company issued 1,337,449 warrants to Alpha Capital Anstalt and issued to Alpha Capital Anstalt and its designee shares of Series D Preferred Stock of the Company, which may be converted into an aggregate of 1,767,358 shares of Common Stock, pursuant to an amendment to the subscription agreement between the Company and Alpha Capital Anstalt.

During the second quarter of 2014, the Company issued $158,750 in New Bridge convertible notes (“New Bridge Notes”) to noteholders and Series A Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes. The investors received 440,973 warrants.

During the second quarter of 2014, the Company reached settlement agreements with law firms on outstanding accounts payable by issuing $178,245 in convertible bridge notes.

During the second quarter of 2014, the Company reached a settlement agreement with its former CFO on outstanding accounts payable by issuing 23,867 shares of Common Stock.

During the second quarter of 2014, the Company reached a settlement agreement with a related party consultant on outstanding accounts payable by issuing 166,667 Common Stock and 200,000 warrants to purchase common stock.

During the second quarter of 2014, the Company reached settlement agreements with former employees and consultants on outstanding accounts payable by issuing 25,000 shares of Series A Preferred Stock.

During the second quarter of 2014, certain investors signed a waiver and amendment agreement to convert their convertible promissory notes which were sold previously during February 2010 through December 2011 and their accrued interest into Series B Preferred Stock.  The investors received 159,359 shares of Series B Preferred Stock and 150,000 shares of Common Stock.

During the second quarter of 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The investors received 345,379 shares of Series C Preferred Stock.

During the second quarter of 2014, an investor signed a waiver and amendment agreement to convert his note payable and accrued interest into Series C Preferred Stock, and to invest at least 15% of his original investment in a New Bridge Note. The investor received 48,720 shares of Series C Preferred Stock.

During the second quarter of 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investor exchanged 41,667 shares of Series A Preferred Stock for 5,000 shares of Series B Preferred Stock.

During the second quarter of 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of his original investment in a New Bridge Note.  The investor exchanged 41,667 shares of Series A Preferred Stock for 6,771 shares of Series C Preferred Stock.

During the third quarter of 2014, the Company entered into an amendment to a note subscription agreement with an investor.  The investor received 250,000 shares of Common Stock.

During the third quarter of 2014, the Company issued $164,000 in New Bridge to noteholders and Series A Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes.  The investors of such New Bridge Notes received 455,558 warrants.

During the third quarter of 2014, the Company reach a settlement agreement with a consultant on outstanding accounts payable by issuing a $125,000 convertible New Bridge Note and a warrant to purchase 347,222 shares of Common Stock.

During the third quarter of 2014, the Company reached a settlement agreement with its former Chief Executive Officer and current Chairman of the Board of Directors on outstanding accounts payable and accrued expenses by issuing 423,789 shares of Common Stock.

During the third quarter of 2014, the Company reached settlement agreements with former employees and consultants on outstanding accounts payable and accrued expenses by issuing 726,670 shares of Common Stock.

During the third quarter of 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series B Preferred Stock.  The investors received 207,125 shares of Series B Preferred Stock.

During the third quarter of 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The investors received 942,941 shares of Series C Preferred Stock and 625,000 shares of Common Stock.

During the third quarter of 2014, an investor signed a waiver and amendment agreement to convert his notes payable and accrued interest into Series B Preferred Stock. The investor received 141,311 shares of Series B Preferred Stock.

During the third quarter of 2014, certain investors signed a waiver and amendment agreement to convert their notes payable and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The investors received 86,685 shares of Series C Preferred Stock and 350,000 shares of Common Stock.

During the third quarter of 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investors exchanged 308,334 shares of Series A Preferred Stock for 37,001 shares of Series B Preferred Stock.

During the third quarter of 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of their original investment in a New Bridge Note. The investors exchanged 250,000 shares of Series A Preferred Stock for 40,625 shares of Series C Preferred Stock.

During the fourth quarter of 2014, the Company reach a settlement agreement with a consultant on outstanding accounts payable by issuing a $35,460 convertible New Bridge Note and a warrant to purchase 98,500 shares of Common Stock.

During the fourth quarter of 2014, The Company issued unsecured loans totaling $157,249.

During the first quarter of 2015, the Company issued an unsecured loan for $50,000.

During the first quarter of 2015, the Company entered into an amendment to a note subcription agreement with an investor.  The investor received 125,000 shares of Common Stock.

The above issuances of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration provided by Section 4(a) (2) and Rule 506(b)  under the 1933 Act for such issuance.

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS

(a)     Exhibits.

Exhibit Number	Description

31.1	Certification of the Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

 * Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NUVEL HOLDINGS, INC.

Date: March 4, 2015	By:	/s/ Jay Elliot
Jay Elliot
Chairman of the Board of Directors
(principal executive officer and principal financial and accounting officer)

Date: March 4, 2015	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer
(principal executive officer and principal financial and accounting officer)