Form 10-Q
period 2014-06-30
NUVEL HOLDINGS, INC.
filed 2015-05-06
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

(408) 899-5981
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2015 the registrant had 15,059,033 shares of common stock, par value $.001 per share, issued and outstanding.

 NUVEL HOLDINGS, INC. AND SUBSIDIARY

ITEM 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash	$105,220	$-
Deferred financing costs, net	-	20,741
Total Assets	$105,220	$20,741

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$572,809	$718,552
Accounts payable - related parties	187,294	262,294
Accrued interest	1,030,720	1,223,612
Accrued payroll and related expenses	803,467	785,395
Other accrued expenses	20,000	60,000
Notes payable	905,000	965,000
Convertible notes payable- net of debt discount of
$1,367 and $0 as of June 30, 2014 and December 31, 2013, respectively	2,970,876	2,820,000
Derivative liabilities	9,250	719,806
Total Current Liabilities	6,499,416	7,554,659

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$0 and $72,119 as of June 30, 2014 and December 31, 2013, respectively	-	447,881

Total Liabilities	6,499,416	8,002,540

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
2,915,921 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
583,334 and 641,668 shares issued and outstanding (aggregate liquidation preferences of
$758,764 and $822,026) as of June 30, 2014 and December 31, 2013	583	642
Series B Preferred stock, $.001 par value; 2,000,000 shares authorized;
164,359 and 0 shares issued and outstanding (aggregate liquidation preferences of $987,504
and $0) as of June 30, 2014 and December 31, 2013	164	-
Series C Preferred stock, $.001 par value; 2,000,000 shares authorized;
400,870 and 0 shares issued and outstanding (aggregate liquidation preferences of $2,505,214
and $0) as of June 30, 2014 and December 31, 2013	401	-
Series D Preferred stock, $.001 par value; 2,000,000 shares authorized;
1,767,358 and 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	1,767	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
12,558,574 and 12,218,040 shares issued and outstanding as of June 30, 2014 and December 31, 2013	12,559	12,218
Additional paid in capital	5,787,128	2,567,219
Accumulated deficit	(12,196,798)	(10,561,878)

Total stockholders' deficiency	(6,394,196)	(7,981,799)

Total liabilities and stockholders' deficiency	$105,220	$20,741

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$-	$23	$-	$1,194

Operating expenses
Marketing and promotion	8,186	-	8,186	12,000
Payroll and benefits	155,238	87	177,238	257,549
General and administrative	42,323	14,728	42,623	132,396
Research and development	7,216	7,600	7,216	46,968
Loss on write-off of capitalized software costs	-	-	-	68,560
Total operating expenses	212,963	22,415	235,263	517,473

Operating loss	(212,963)	(22,392)	(235,263)	(516,279)

Other income (expense)

Interest expense	(124,723)	(122,314)	(245,692)	(243,284)
Amortization of debt discount	(4,077)	(46,365)	(50,442)	(140,985)
Amortization of deferred financing costs	(1,161)	(13,334)	(14,495)	(26,667)
Change in fair value of derivative liabilities	935,475	33,471	955,180	417,280
Loss on settlement of accounts payable	(29,250)	-	(29,250)	-
Gain on settlement of accounts payable - related parties	28,300	-	28,300	-
Loss on extinguishment of debt	(2,043,258)	-	(2,043,258)	-

Total other expense (income)	(1,238,694)	(148,542)	(1,399,657)	6,344

Net loss	(1,451,657)	(170,934)	(1,634,920)	(509,935)

Preferred stock contractual dividends	(4,132)	(7,700)	(11,832)	(15,400)

Net loss available to common stockholders	$(1,455,789)	$(178,634)	$(1,646,752)	$(525,335)

Net loss per common share: basic and diluted	$(0.12)	$(0.01)	$(0.13)	$(0.04)

Weighted average number of common shares outstanding
- basic and diluted	12,415,346	12,158,699	12,318,564	12,075,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash Flows From Operating Activities:
Net loss	$(1,634,920)	$(509,935)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	50,442	140,985
Amortization of deferred financing costs	14,495	26,667
Loss on write-off of capitalized software costs	-	68,560
Stock based compensation	-	68,000
Change in fair value of derivative liabilities	(955,180)	(417,280)
Loss on non-cash settlement of accounts payable	29,250	-
Gain on non-cash settlement of accounts payable - related parties	(28,300)	-
Loss on extinguishment of debt	2,043,258	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable	36,962	245,906
Accrued interest	245,691	243,284
Accrued payroll and related expenses	18,072	74,772
Other accrued expenses	-	40,000
Net Cash Used in Operating Activities	(180,230)	(18,041)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	285,250	-
Advances from a related party	200	17,600
Net Cash Provided by Financing Activities	285,450	17,600

Net increase (decrease) in cash	105,220	(441)

Cash, beginning of the period	-	441

Cash, end of the period	$105,220	$-

Non-cash investing and financing activities:

Convertible notes payable issued to settle accounts payable	$178,245	$-
Series A preferred stock issued to settle accounts payable	$26,750	$-
Common stock issued to settle accounts payable	$4,296	$-
Common stock and warrants issued to settle accounts payable - related parties	$46,700	$-
Series D preferred stock issued with convertible notes payable	$318,124	$-
Notes payable and accrued interest converted into Series C preferred stock	$250,908	$-
Convertible Notes payable and accrued interest converted into Series B preferred stock	$788,827	$-
Convertible Notes payable and accrued interest converted into Series C preferred stock	$1,778,702	$-
Warrants issued with New Bridge convertible notes	$1,405	$-
Notes payable issued to settle accrued expenses	$40,000	$-
Common stock issued with conversion of convertible notes payable into Series B preferred stock	$3,900	$-
Officer contributions in conjunction with settlements of accounts payable	$2,864	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Business Organization, Nature of Operations and Reverse Recapitalization

Nuvel Holdings, Inc. (the "Company") seeks to design, develop and markets Data Acceleration solutions that are built for the purpose of accelerating and optimizing the flow of information across Enterprise networks.  The Company’s products are intended to be deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network speed and optimization.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of June 30, 2014 and the results of operations and cash flows for the three and six months ended June 30, 2014.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on November 25, 2014.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2014, the Company had a working capital deficiency of $6,394,196 and a stockholders’ deficiency of $6,394,196.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to June 30, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $348,749 and has converted notes payable and convertible notes payable totaling $2,462,500 into preferred stock.  The Company expects that its current cash on hand will fund its operations only through May 2015. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it can be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook intend to merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be on or before June 30, 2015 (“the Closing”). As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject  to  adjustment  by  negotiation  of  the parties. Pursuant to the Letter of Intent, OrangeHook provided $311,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

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

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the six months ended June 30, 2014 and 2013, respectively, are as follows:

	June 30,
	2014	2013

Warrants to purchase common stock	8,263,438	6,285,016
Series A Convertible Preferred Stock	583,334	641,668
Series B Convertible Preferred Stock	3,287,180	-
Series C Convertible Preferred Stock	8,017,400	-
Series D Convertible Preferred Stock	1,767,358	-
Convertible Notes	5,406,909	962,963
Totals	27,325,619	7,889,647

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

Financial liabilities as of June 30, 2014 and December 31, 2013 measured at fair value on a recurring basis are summarized below:
	June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$9,250	$-	$-	$9,250

	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$719,806	$-	$-	$719,806

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

For the six months ended June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at June 30, 2014 are as follows:

Dividend Yield	0%
Volatility	56.00-68.32%
Risk-free interest rate	0.09-1.62%
Expected lives	0.773-4.923 years
Weighted average fair value per warrant	$0.00-0.003

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Six Months Ended June 30, 2014

Balance-beginning of period	$719,806
Aggregate fair value of derivatives issued with extinguishment of convertible notes payable	135,289
Change in fair value of derivative liabilities included in the Loss on extinguishment of debt	109,335
Change in fair value of derivative liabilities	(955,180)
Balance-end of period	$9,250

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

Note 4.  Secured Convertible Promissory Notes

Amendment to November 2012 Notes

In April 2014, the Company entered into an amendment to the Subscription Agreement the convertible notes issued on November 21, 2012 in the principal amount of $520,000 (“November 2012 Notes”).  The maturity date of the notes was extended from May 21, 2014 to April 8, 2015, with an additional extension at the option of the investors.  The notes matured on April 8, 2015, and as of the date of this filing, the notes have not been repaid.  In exchange for extending the maturity date, the Company modified the following terms of the Subscription Agreement:

•	The combined principal of $520,000, accrued interest of $71,660 and additional default interest of $44,589 on the original note was modified to a new principal balance of $636,249.
•	The conversion price of the notes was reduced from $0.54 to $0.18. The increase in the fair value of the note conversion liability was $135,289.
•
The notes will automatically convert into common stock if no event of default occurs and if during any 20 trading days (i) the average daily trading volume is at least $50,000, (ii) the closing price of the stock is at least 250% of the conversion price and (iii) all conversion shares are registered for resale or are eligible for resale without restriction under Rule 144.

•	The warrants issued were increased from 462,963 to 1,800,412 and the exercise price of the warrants was reduced from $0.30 to $0.25. The increase in the fair value of the warrants was $107,803.
•
1,767,358 shares of Series D Preferred Stock, which is convertible to common stock on a 1-for-1 basis, were issued with a fair value of $318,124.  The Series D Preferred shares were each valued at $0.18, which was the same value as a common share since the characteristics were equivalent to those of common shares.

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the Subscription Agreement of the November 2012 Notes as a debt extinguishment.  Accordingly, the Company wrote off the remaining debt discount and deferred financing costs on the original loan of $21,714 and $6,245, respectively, and Company recorded a $633,766 loss on extinguishment of debt in the condensed consolidated statement of operations.

New Bridge Notes

During the second quarter of 2014, the Company issued $158,750 in New Bridge convertible notes (“New Bridge Notes”) to noteholders and Series A Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes. The notes bear interest at 8% and mature in one year.  The maturity date can be extended by 60 days in exchange for increasing the interest rate to 18% retroactive to the note issuance date.   If a qualified financing occurs, defined as a sale of debt or equity securities aggregating at least $2 million in gross proceeds, all principal and accrued interest will convert into common stock at 90% of the share price of the qualified securities.  If no qualified financing occurs, investors can convert the New Bridge Note into common stock at $0.18 per share and the investors received five year warrants at an exercise price of the lesser of $0.25 or the per share price of the qualified securities (defined as the securities that are sold in the qualified financing).  Since both the contingent note conversion and warrant exercise features were determined to be indexed to the Company’s equity in accordance with ASC 815-40-15-7A and 815-40-15-7C, the Company determined that derivative treatment wasn’t required.  The investors’ warrant share coverage equaled to 50% of the New Bridge Notes divided by the conversion price.  In total, the investors received 440,973 warrants with a relative fair value of $1,405, which was recorded as a debt discount to be amortized over the life of the notes.

In addition, during the second quarter of 2014, the Company received proceeds of $126,500 in intended New Bridge Notes.  However, as of June 30, 2014, the investors did not complete the necessary documentation for the Company to issue the notes.  As a result, as of June 30, 2014, $126,500 was accounted for as a non-interest bearing short term convertible promissory notes.

During the third quarter of 2014, the Company issued New Bridge Notes in aggregate principal amount of $289,000.  The New Bridge Notes issued during the third quarter of 2014 consisted of $37,500 in gross proceeds received during the third quarter of 2014, $126,500 in gross proceeds received during the second quarter of 2014 for which the necessary documentation for the Company to issue the notes was completed, and $125,000 in converted accounts payable (see “Conversion of Accounts Payable into Convertible Notes” later in Note 4).  In total, the investors of such New Bridge Notes received 802,780 warrants with a fair value of $0.

Conversion of Accounts Payable into Convertible Notes

In April 2014, the Company reached a settlement agreement with a law firm on $146,055 of outstanding accounts payable. The Company issued the law firm a $138,555 convertible bridge note bearing interest at 8% and maturing in one year. The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. Since the active note conversion feature was determined to be indexed to the Company’s equity in accordance with ASC 815-40-15-7A and 815-40-15-7C, the Company determined that derivative treatment wasn’t required.  The Company also agreed to pay the law firm $25,000 at a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or other qualified offering.  A loss on settlement of accounts payable of $17,500 was recorded in the condensed consolidated statement of operations.

In May 2014, the Company reached a settlement agreement with a law firm on $49,613 in outstanding accounts payable. The Company issued the law firm a $39,690 convertible bridge note bearing interest at 8% and maturing in one year.  The note matured, and of the date of this report, has not been repaid.  The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. Since the contingent note conversion feature was determined to be indexed to the Company’s equity in accordance with ASC 815-40-15-7A and 815-40-15-7C, the Company determined that derivative treatment wasn’t warranted.  The Company agreed to pay the remaining balance of $9,923 in accounts payable a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or $2 million a future qualified offering, as defined.

Waiver and Conversion of Existing Convertible Notes into Series B and Series C Preferred Stock

In June 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and their accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

● In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 24% of the face value of their respective notes over the entire term of the notes.  In total, the investors received an additional one-time interest accrual of $298,733.
● The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $347,500 of principal and $449,290 in accrued interest converted into 159,359 shares of Series B Preferred Stock with a fair value of $788,827.  The Series B Preferred shares were each valued at $4.95 based on a liquidation preference model.
● The exercise price of the 404,773 warrants (including 370,203 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.  The increase in the fair value of the warrants was $662.
● The Company issued 150,000 shares of common stock with a fair value of $3,900, based on a liquidation preference model, to induce the investors to convert their notes.

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversions as debt extinguishments.    Accordingly, the Company recorded a $295,332 loss on extinguishment of debt in the condensed consolidated statement of operations.

In June 2014, certain investors of the convertible notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

● In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.  In total, the investors received an additional one-time interest accrual of $481,726.
● The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $600,000 of principal and $675,244 in accrued interest converted into 345,379 shares of Series C Preferred Stock with a fair value of $1,778,702.  The Series C Preferred shares were each valued at $5.15 based on a liquidation preference model.
● The exercise price of the 569,660 derivative warrants attached to the convertible notes was reduced to $0.25 per share, and the expiration date of the warrants was changed to June 1, 2019. The increase in the fair value of the warrants was $917.

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversions as debt extinguishments.  Accordingly, the Company recorded a $986,101 loss on extinguishment of debt in the condensed consolidated statement of operations.

During the three months ended June 30, 2014 and 2013, the Company recognized $4,077 and $46,365 in amortization of the debt discount relating to convertible notes payable.  During the six months ended June 30, 2014 and 2013, the Company recognized $50,442 and $129,788 in amortization of the debt discount relating to convertible notes payable.

During the three months ended June 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $633,710 and $33,401, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes. During the six months ended June 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $643,915 and $286,585, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

Note 5.  Notes Payable

Conversion of Accounts Payable into Notes Payable

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

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversions as  debt extinguishments.  Accordingly, the Company recorded a $1,558,071 loss on extinguishment of debt in the condensed consolidated statement of operations.

During the three months ended September 30, 2014 and 2013, the Company recognized $350 and $46,365 in amortization of the debt discount relating to convertible notes payable.  During the nine months ended September 30, 2014 and 2013, the Company recognized $50,792 and $176,153 in amortization of the debt discount relating to convertible notes payable.

During the three months ended September 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $6,874 and $77,558, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes. During the nine months ended September 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $650,790 and $494,838, respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

Waiver and Conversion of Existing Notes into Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert his note payable and accrued interest into Series C Preferred Stock, and to invest at least 15% of his original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

● In exchange for waiving his default rights and default interest, the investor received an additional one-time interest accrual of 30% of the face value of his note over the entire term of the note.  The additional one-time interest accrual was $57,041.
● The $100,000 principal and $79,890 accrued interest on the investor’s promissory note converted into 48,720 shares of Series C Preferred Stock at a conversion price of $3.6923.  The fair value of the Series C Preferred Stock was $250,908.  The Series C Preferred shares were each valued at $5.15 based on a liquidation preference model

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversion as a debt extinguishment.  Accordingly, the Company recorded a $128,059 loss on extinguishment of debt in the condensed consolidated statement of operations

During both the three months ended June 30, 2014 and 2013, the Company recognized $0 in amortization of the debt discount relating to notes payable.  During the six months ended June 30, 2014 and 2013, the Company recognized $0 and $11,197 in amortization of the debt discount relating to notes payable, respectively.

During the three months ended June 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $301,765 and $70, respectively, relating to the change in fair value of derivative liabilities issued in connection with the notes payable.  During the six months ended June 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $311,265 and $130,695 respectively, relating to the change in fair value of derivative liabilities issued in connection with the notes payable.

Note 6.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer.  The Company agreed to pay Mr. Resnick $25,000 per month in bi-monthly installments.  Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination.  As of June 30, 2014, the Company owed Mr. Resnick $35,000 under the services agreement, which is noted as a component of accounts payable in the accompanying condensed consolidated balance sheet.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage.  Rent expense for the three months ended June 30, 2014 and 2013 was $507and $0, respectively.  Rent expense for the six months ended June 30, 2014 and 2013 was $507 and $3,200, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters as of June 30, 2014.

As of June 30, 2014 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of June 30, 2014.

Note 7.  Stockholders’ Deficiency

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
•
Automatic conversion into Common Stock at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified financing at a rate which is calculated by dividing the original purchase price by the conversion price if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150,000

•	Liquidation rights at 100% of the original purchase price

In May 2014, the Company authorized the issuance of 2,000,000 shares of Series C Preferred Stock, which has the following characteristics:

•	Par value of $0.001
•	Original purchase price of $4.80 per share
•	One share of Series C Preferred Stock is convertible into 20 shares of common stock
•	Cumulative 6% dividends, which can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date
•	Voting rights are one vote for each whole share of common stock that the Series C Preferred Stock can convert into
•
Automatic conversion into Common Stock at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified financing at a rate which is calculated by dividing the original purchase price by the conversion price if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150,000.

•	Liquidation rights at 130% of the original purchase price

Conversion of Accounts Payable into Common Stock and Series A Preferred Stock

During the second quarter of 2014, the Company reached a settlement agreement with its former CFO on $7,160 of outstanding accounts payable by issuing 23,867 shares of Common Stock with a fair value of $4,296.  An officer capital contribution of $2,864 was recorded to Additional paid in capital.

During the second quarter of 2014, the Company reached a settlement agreement with a related party consultant on $75,000 of outstanding accounts payable by issuing 166,667 Common Stock with a fair value of $30,000.  In addition, the Company issued the consultant 200,000 five year warrants at a $0.30 exercise price with a fair value of $16,700. A gain on settlement of accounts payable – related parties of $28,300 was recorded in the condensed consolidated statement of operations.

During the second quarter of 2014, the Company reached settlement agreements with former employees and consultants on $15,000 of outstanding accounts payable by issuing 25,000 shares of Series A Preferred Stock valued at $26,750 based on a liquidation preference model.  A loss on settlement of accounts payable of $11,750 was recorded in the condensed consolidated statement of operations.

Waiver and Conversion of Series A Preferred Stock into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investor exchanged 41,667 shares of Series A Preferred Stock for 5,000 shares of Series B Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.30.  Since the warrants were originally classified as equity warrants, the reduction in the exercise price had no impact on the condensed consolidated statement of operations.

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of his original investment in a New Bridge Note.  The investor invested $3,750 in a New Bridge Note, exchanged 41,667 shares of Series A Preferred Stock for 6,771 shares of Series C Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.25. Since the warrants were originally classified as equity warrants, the reduction in the exercise price had no impact on the condensed consolidated statement of operations.

Warrants

Details of warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding and exercisable at December 31, 2013	6,285,016	$0.57	$4.87	$-

Granted	1,978,422	$0.26	$4.07
Expired	-	-	-
Exercised	-	-	-

Warrants outstanding and exercisable at June 30, 2014	8,263,438	$0.46	$4.32	$-

Note 8.  Related Party Transactions

On February 1, 2010, the Company engaged a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC, where one director of the Company worked as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible Preferred Stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.   As of December 31, 2013, the Company had amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement, and such amounts were included as part of accounts payable - related parties.  As discussed in Note 7, the Company reached a settlement agreement with Middlebury and settled the $75,000 in outstanding accounts payable by issuing 166,667 shares of common stock and 200,000 five year warrants at a $0.30 exercise price.

During the six months ended June 30, 2014 and 2013, the Company received advances from related parties of $200 and $17,600, respectively.  These advances are non-interest bearing and are due on demand.  As of June 30, 2014 and December 31, 2013, the amounts due to these related parties totaled $187,294 and $262,294, respectively, and are included as part of Accounts payable – related parties in the accompanying condensed consolidated balance sheet.

Note 9. Subsequent Events

Secured Convertible Promissory Notes

Conversion of Accounts Payable into Convertible Notes

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

New Bridge Notes

During the third quarter of 2014, the investors completed the necessary documentation for $126,500 of notes payable that was previously accounted for as noninterest bearing short term convertible promissory notes.  Accordingly, the Company issued to the investors New Bridge Notes totaling $126,500.  The Company issued an additional $162,500 in New Bridge Notes to noteholders and Series B Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes.  The New Bridge Notes bear interest at 8% and mature in one year. The maturity date can be extended by 60 days in exchange for increasing the interest rate to 18% retroactive to the note issuance date. If a qualified financing occurs, defined as a sale of debt or equity securities aggregating at least $2 million in gross proceeds, all principal and accrued interest will convert into common stock at 90% of the share price of the qualified securities. The New Bridge Notes are secured by a first priority security interest in all of the assets of the Company pursuant to a security & collateral agent agreement. The investors can convert the New Bridge Notes into common stock at $0.18 per share and the investors received five year warrants at an exercise price of the lesser of $0.25 or the per share price of the qualified securities (defined as the securities that are sold in the qualified financing).  The investor’s warrant share coverage equaled to 50% of the New Bridge Notes divided by the conversion price. In total, the investors received 802,780 warrants.

Unsecured Bridge Loan

As disclosed in Note 2, on October 24, 2014, OrangeHook entered into a Letter of Intent with the Company and provided $311,249 as bridge financing to the Company, in the form of an unsecured loan.

Notes Payable

Amendments to Notes

In August 2014, the Company entered into amendments to note subscription agreements with two investors with note principal amounts totaling $275,000.  The Company agreed to pay back the investors $160,000 in principal within five business days after the Company raises gross proceeds of at least $2 million in securities offerings, and the Company agreed to pay back the investors the remaining $115,000 in principal within five business days after the Company raises gross proceeds of at least $3 million securities offerings, but in no event later than December 31, 2014.  As of the date of this filing, neither note has been repaid and both notes are past due.  In exchange for extending the maturity dates, the Company modified the following terms of the subscription agreements:

● Each investor received 8% additional interest retroactive to the original note issuance dates.  In addition, each investor will accrue an additional 8% interest on their respective notes until the notes are repaid.
● 250,000 shares of common stock were issued to one investor and 125,000 shares of common stock were issuable to the other investor and accrued as a liability. In February 2015, the investor was issued 125,000 shares.

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
● The exercise price of the 2,039,000 warrants (including 2,000,000 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.

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
● A total of 350,000 shares of common stock were issued to the investors.

Stockholders’ Deficiency

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

Issuance of Warrants for Professional Services

In April 2015, the  Board of Directors authorized the issuance of warrants to purchase shares of common stock with a five year term at a $0.20 exercise price for professional services rendered by the following parties:

● 1,500,000 warrants were issued to a law firm
● 1,418,846 warrants were issued to a CFO outsourcing firm
● 8,513,078 warrants were issued to Mr. Resnick

As of the date of this report, the warrants have not been issued.

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

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues.  Since inception, we have incurred substantial losses. As of June 30, 2014 and December 31, 2013, our accumulated deficit was $12,196,798 and $10,561,878, respectively, our stockholders’ deficiency was $12,181,324 and $7,981,799, respectively, and our working capital deficiency was $6,394,196 and $7,533,918, respectively. We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of June 30, 2014 and December 31, 2013 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to June 30, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $348,749 and has converted notes payable and convertible notes payable totaling $2,462,500 into preferred stock. The Company expects that its current cash on hand will fund its operations only through May 2015. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook intend to merge or combine their assets, with the Company as the surviving corporation (the “Transaction”).  The anticipated closing date is to be on or before June 30, 2015 (“the Closing”).  As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject  to  adjustment  by  negotiation  of  the parties. OrangeHook provided $311,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company will be current in its SEC reports, that each of the financings set forth in the Letter of Intent has occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Three Months Ended June 30, 2014 compared with Three Months Ended June 30, 2013

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended June 30, 2014, marketing and promotion expenses increased by $8,186 as compared to the three months ended June 30, 2013.  The increase was due to the approximate $285,000 in New Bridge Note funds received during the second quarter of 2014, which allowed the Company to resume marketing efforts on a limited basis.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the three months ended June 30, 2014, payroll and benefits increased by $155,151 as compared to the three months ended June 30, 2013. The increase was due to the approximate $285,000 in New Bridge Note funds received during the second quarter of 2014, which allowed the Company to re-hire some of its former employees to resume operations on a limited basis.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended June 30, 2014, general and administrative expenses increased by $27,595, or 187%, as compared to the three months ended June 30, 2013.  The increase was primarily due to audit fees incurred during the second quarter of 2014.

Research and Development

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2014, research and development expenses decreased by $384, or 5%, as compared to the three months ended June 30, 2013.

Interest expense

For the three months ended June 30, 2014, interest expense increased by $2,409, or 2%, as compared to the three and six months ended June 30, 2013.

Amortization of debt discount

For the three months ended June 30, 2014, amortization of debt discount decreased by $42,288, or 91%, as compared to the three months ended June 30, 2013.  The amortization of the debt discount on the November 2012 Notes accounted for the variance since the debt discount on the November 2012 Notes was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the three ended June 30, 2014, amortization of deferred financing costs decreased by $12,173 or 91%, as compared to the three months ended June 30, 2013.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the three months ended June 30, 2014, change in fair value of derivative liabilities increased by $902,004, or 2,695%, as compared to the three months ended June 30, 2013.  The increase in the gain resulted from the significant decrease in the Company’s estimated stock price during the three months ended June 30, 2014 due to liquidation preferences associated with the Series B and Series C Preferred Stock issuances in June 2014.

Loss on settlement of accounts payable

For the three months ended June 30, 2014, loss on settlement of accounts payable increased by $29,250 as compared to the three months ended June 30, 2013.  During the second quarter of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the three months ended June 30, 2014, gain on settlement of accounts payable – related parties increased by $28,300 as compared to the three months ended June 30, 2013.  During the second quarter of 2014, the Company settled an outstanding payable balance with a related party with a combination of equity securities.

Loss on extinguishment of debt

For the three months ended June 30, 2014, loss on extinguishment of debt increased by $2,043,258 as compared to the three months ended June 30, 2013.  The increase was attributable to the losses on the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second quarter of 2014.

Net loss

For the three months ended June 30, 2014, the net loss was $1,451,657 versus a net loss of $170,934 for the three months ended June 30, 2013.  The increase in the loss as compared to the prior year was attributable to the losses on the extinguishment of both the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second quarter of 2014, partially offset by significant decrease in value of the derivative liabilities.

Six Months Ended June 30, 2014 compared  with Six Months Ended June 30, 2013

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the six months ended June 30, 2014, marketing and promotion expenses decreased by $3,814, or 32%, as compared to the six months ended June 30, 2013.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the six months ended June 30, 2014, payroll and benefits decreased by $80,311 or 31%, as compared to the six months ended June 30, 2013. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to suspend operations for approximately one year.  Due to the approximate $285,000 in New Bridge Note funds received during the second quarter of 2014, the Company was able to re-hire some of its former employees to resume operations on a limited basis.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the six months ended June 30, 2014, general and administrative expenses decreased by $89,773, or 68%, as compared to the six months ended June 30, 2013. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to suspend operations for approximately one year.  Due to the approximate $285,000 in New Bridge Note funds received during the second quarter of 2014, the Company was able to resume operations on a limited basis. During the six months ended June 30, 2013, the Company spent monies on consultants for investor relations services.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2014, research and development expenses decreased by $39,752, or 85%, as compared to the six months ended June 30, 2013. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to suspend operations for approximately one year.  Although the Company received $285,000 in cash from New Bridge Notes during the second quarter of 2014, the Company used the monies to resume operations and make changes to its capital structure, and did not have significant resources to dedicate to research and development.

Loss on write-off of capitalized software costs

For the six months ended June 30, 2014, loss on write-off of capitalized software costs decreased $68,560 as compared to the six months ended June 30, 2013.  In the first half of 2013, the Company abandoned further development of its vSOS software platform since the Company depleted its cash reserves by the end of the first quarter of 2013.  Accordingly, during the six months ended June 30, 2013, the Company wrote-off the entire cost of $68,560 as a loss on write-off of capitalized software costs.

Interest expense

For the six months ended June 30, 2014, interest expense increased $2,408, or 1%, as compared to the six months ended June 30, 2013.

Amortization of debt discount

For the six months ended June 30, 2014, amortization of debt discount decreased $90,543, or 64%, as compared to the six months ended June 30, 2013.  Additional warrants issued during the fourth quarter of 2012 to extend note maturity dates through March 31, 2013 and amortized through March 31, 2013, as well as the amortization of the debt discount on the November 2012 Notes accounted for the variance since the debt discount on the November 2012 Notes was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the six months ended June 30, 2014, amortization of deferred financing costs decreased $12,172, or 46%, as compared to the six months ended June 30, 2013.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the six months ended June 30, 2014, change in fair value of derivative liabilities increased $537,900, or 129%, as compared to the six months ended June 30, 2013.  The increase in the gain resulted from the significant decrease in the Company’s estimated stock price during the six months ended June 30, 2014 due to liquidation preferences associated with the Series B and Series C Preferred Stock issuances in June 2014.

Loss on settlement of accounts payable

For the six months ended June 30, 2014, loss on settlement of accounts payable increased by $29,250 as compared to the six months ended June 30, 2013.  During the second quarter of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the six months ended June 30, 2014, gain on settlement of accounts payable – related parties increased by $28,300 as compared to the six months ended June 30, 2013.  During the second quarter of 2014, the Company settled an outstanding payable balance with a related party with a combination of equity securities.

Loss on extinguishment of debt

For the six months ended June 30, 2014, loss on extinguishment of debt increased by $2,043,258 as compared to the six months ended June 30, 2013.  The increase was attributable to the losses on the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second quarter of 2014.

Net loss

For the six months ended June 30, 2014, the net loss was $1,634,920 versus a net loss of $509,935 for the six months ended June 30, 2013. The increase in the loss as compared to the prior year was primarily attributable to the losses on  the extinguishment of both the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second quarter of 2014, partially offset by significant decrease in value of the derivative liabilities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2014	December 31, 2013

Cash	$105,220	$-
Working Capital Deficiency	$(6,394,196)	$(7,533,918)
Debt (Current)	$3,875,876	$3,785,000

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2014 and 2013 in the amounts of $180,230 and $18,041, respectively. The cash used in operating activities during the six months ended June 30, 2014 and 2013 was primarily due to cash used to fund operations of the Company. The Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to suspend operations for approximately one year.  Due to the approximate $285,000 in New Bridge Note funds received during the second quarter of 2014, the Company was able to resume operations on a limited basis

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $285,450 and $17,600, respectively.  The cash provided by financing activities for the six months ended June 30, 2013 was attributable to the proceeds from the New Bridge Notes while the cash provided by financing activities for the six months ended June 30, 2013 was attributable to related party advances.

Availability of Additional Funds

Based upon our working capital deficiency as of June 30, 2014 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to June 30, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $348,749 and has converted notes payable and convertible notes payable totaling $2,462,500 into preferred stock. The Company expects that its current cash on hand will fund its operations only through May 2015. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Off Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, there were no off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s management, including the Company’s Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of June 30, 2014.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Internal Control Over Financial Reporting

We had identified certain matters that constituted a material weakness in our internal controls over financial reporting as of December 31, 2013 that continued to exist as of June 30, 2014; we also have identified additional weaknesses, both of which continued to exist as of June 30, 2014. Specifically:

●
As of June 30, 2014, the Company did not have a chief financial officer or a chief accounting officer. The Company did not have an internal accounting department and it relied on an outside accounting service to prepare financial statements and recording transactions. This is due to our limited financial resources and the small number of the Company’s employees. This therefore has resulted in the delay of recording and reporting certain transactions of the Company.

●
We did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●
We have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to limited financial resources and the small number of employees that are assigned to positions that involve the processing of financial information.

●	We have also identified a material weakness relating to the valuation of certain complex financial instruments issued during the period.

We have taken steps to address this matter, including the retaining an outside accounting consulting firm to assist with the accounting reporting since May 2014. We believe that we have made some progress towards remediating this weakness; however, we must still complete the process of design specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated. Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any threatened litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2014, the Company issued 1,337,449 warrants to an investor and issued to this investor and its designee shares of Series D Preferred Stock of the Company, which may be converted into an aggregate of 1,767,358 shares of Common Stock, pursuant to an amendment to the subscription agreement between the Company and the investor.

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

During the third quarter of 2014, the Company reached a settlement agreement with a consultant on outstanding accounts payable by issuing a $125,000 convertible New Bridge Note and a warrant to purchase 347,222 shares of Common Stock.

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

During the fourth quarter of 2014, the Company reached a settlement agreement with a consultant on outstanding accounts payable by issuing a $35,460 convertible New Bridge Note and a warrant to purchase 98,500 shares of Common Stock.

During the fourth quarter of 2014, the Company issued unsecured loans totaling $157,249.

During the first quarter of 2015, the Company issued unsecured loans totaling $154,000.

During the first quarter of 2015, the Company entered into an amendment to a note subscription agreement with an investor. The investor received 125,000 shares of Common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS

(a)   Exhibits

Exhibit Number	Description

31.1	Certification of Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board of Directors and the Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

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

NUVEL HOLDINGS, INC.

Date: May 4, 2015	By:	/s/ Jay Elliot
Jay Elliot
Chairman of the Board of Directors
(principal executive officer and principal financial and accounting officer)

Date: May 4, 2015	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer
(principal executive officer and principal financial and accounting officer)