Form 10-Q
period 2014-09-30
NUVEL HOLDINGS, INC.
filed 2015-05-06
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

NUVEL HOLDINGS, INC. AND SUBSIDIARY

ITEM 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)

Assets

Current assets:
Cash	$6,353	$-
Deferred financing costs, net	-	20,741
Total Assets	$6,353	$20,741

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$476,681	$718,552
Accounts payable - related parties	35,460	262,294
Accrued interest	232,186	1,223,612
Accrued payroll and related expenses	157,387	785,395
Other accrued expenses	136,445	60,000
Notes payable- net of debt discount of
$9,652 and $0 as of September 30, 2014 and December 31, 2013, respectively	305.348	965.000
Convertible notes payable- net of debt discount of
$1,016 and $0 as of September 30, 2014 and December 31, 2013, respectively	1,261,227	2,820,000
Derivative liabilities	-	719,806
Total Current Liabilities	2,604,734	7,554,659

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$0 and $72,119 as of September 30, 2014 and December 31, 2013, respectively	-	447,881

Total Liabilities	2,604,734	8,002,540

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,813,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
25,000 and 641,668 shares issued and outstanding (aggregate liquidation preferences of
$30,569 and $822,026) as of September 30, 2014 and December 31, 2013	25	642
Series B Preferred stock, $.001 par value; 2,000,000 shares authorized;
549,795 and 0 shares issued and outstanding (aggregate liquidation preferences of $3,340,138
and $0) as of September 30, 2014 and December 31, 2013	550	-
Series C Preferred stock, $.001 par value; 2,000,000 shares authorized;
1,471,121 and 0 shares issued and outstanding (aggregate liquidation preferences of $9,257,189
and $0) as of September 30, 2014 and December 31, 2013	1,471	-
Series D Preferred stock, $.001 par value; 2,000,000 shares authorized;
1,767,358 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	1,767	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
14,934,033 and 12,218,040 shares issued and outstanding as of September 30, 2014 and December 31, 2013	14,934	12,218
Additional paid in capital	11,624,442	2,567,219
Accumulated deficit	(14,241,570)	(10,561,878)

Total stockholders' deficiency	(2,598,381)	(7,981,799)

Total liabilities and stockholders' deficiency	$6,353	$20,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$1,194

Operating expenses
Marketing and promotion	-	-	8,186	12,000
Payroll and benefits	169,190	-	346,428	257,549
General and administrative	265,100	450	307,723	132,846
Research and development	516	-	7,732	46,968
Loss on write-off of capitalized software costs	-	-	-	68,560
Total operating expenses	434,806	450	670,069	517,923

Operating loss	(434,806)	(450)	(670,069)	(516,729)

Other income (expense)

Interest expense	(53,802)	(123,659)	(299,494)	(366,943)
Amortization of debt discount	(6,786)	(46,365)	(57,228)	(187,350)
Amortization of deferred financing costs	-	(13,333)	(14,495)	(40,000)
Change in fair value of derivative liabilities	9,250	77,558	964,430	494,838
Gain on settlement of accounts payable and accrued expenses	706,737	-	677,487	-
Gain on settlement of accounts payable - related parties	-	-	28,300	-
Loss on extinguishment of debt	(2,265,365)	-	(4,308,623)	-

Total other expense (income)	(1,609,966)	(105,799)	(3,009,623)	(99,455)

Net loss	(2,044,772)	(106,249)	(3,679,692)	(616,184)

Preferred stock contractual dividends	(55,433)	(7,700)	(67,265)	(23,100)

Net loss available to common stockholders	$(2,100,205)	$(113,949)	$(3,746,957)	$(639,284)

Net loss per common share: basic and diluted	$(0.15)	$(0.01)	$(0.29)	$(0.05)

Weighted average number of common shares outstanding
- basic and diluted	13,858,874	12,218,040	12,836,764	12,123,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Cash Flows From Operating Activities:
Net loss	$(3,679,692)	$(616,184)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	57,228	187,350
Amortization of deferred financing costs	14,495	40,000
Loss on write-off of capitalized software costs	-	68,560
Stock based compensation	-	68,000
Change in fair value of derivative liabilities	(964,430)	(494,838)
Gain on non-cash settlement of accounts payable and accrued expenses	(677,487)	-
Gain on non-cash settlement of accounts payables- related parties	(28,300)	-
Loss on extinguishment of debt	4,308,623	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable	201,616	246,357
Accrued interest	300,994	366,941
Accrued payroll and related expenses	33,912	74,773
Other accrued expenses	116,444	40,000
Net Cash Used in Operating Activities	(316,597)	(18,041)

Net Cash From Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	322,750	-
Advances from a related party	200	17,600
Net Cash Provided by Financing Activities	322,950	17,600

Net increase (decrease) in cash	6,353	(441)

Cash, beginning of the period	-	441

Cash, end of the period	$6,353	$-

Non-cash investing and financing activities:

Convertible notes payable issued to settle accounts payable	$178,245	$-
Convertible notes payable issued to settle accounts payable- related parties	$125,000	$-
Series A preferred stock issued to settle accounts payable	$26,750	$-
Common stock issued to settle accounts payable and accrued expenses	$4,296	$-
Common stock and warrants issued to settle accounts payable- related parties	$46,700	$-
Series D preferred stock issued with Series D preferred shares issued in conjunction with convertible debt refinancing	$318,124	$-
Notes payable and accrued interest converted into Series B preferred stock	$558,178	$-
Notes payable and accrued interest converted into Series C preferred stock	$606,317	$-
Convertible Notes payable and accrued interest converted into Preferred B stock	$1,606,971	$-
Convertible Notes payable and accrued interest converted into Preferred C stock	$5,644,759	$-
Warrants issued with New Bridge notes	$1,405	$-
Notes payable issued to settle accrued expenses	$40,000	$-
Debt discount in conjunction with notes payable refinancing	$16,088	$-
Common stock issued with conversion of convertible notes payable into Series B preferred stock	$3,900	$-
Officer Contributions in conjunction with settlements of accounts payable	$245,662	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the three and nine months ended September 30, 2014.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on November 25, 2014.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2014, the Company had a working capital deficiency of $2,598,381 and a stockholders’ deficiency of $2,598,381.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to September 30, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $311,249.  The Company expects that its current cash on hand will fund its operations only through May 2015. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it can be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

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

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2014 and 2013, respectively, are as follows:

	September 30,
	2014	2013

Warrants to purchase common stock	9,026,218	6,285,016
Series A Convertible Preferred Stock	25,000	641,668
Series B Convertible Preferred Stock	10,995,900	-
Series C Convertible Preferred Stock	29,422,420	-
Series D Convertible Preferred Stock	1,767,358
Convertible Notes	7,012,465	962,963
Totals	58,249,361	7,889,647

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

Financial liabilities as of September 30, 2014 and December 31, 2013 measured at fair value on a recurring basis are summarized below:

	September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$-	$-	$-	$-

	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$719,806	$-	$-	$719,806

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

For the nine months ended September 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at September 30, 2014 are as follows:

Dividend Yield	0%
Volatility	36.00-68.32%
Risk-free interest rate	0.03-1.78%
Expected lives	0.77-4.67 years
Weighted average fair value per warrant	$0.00

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Nine Months Ended September 30, 2014

Balance-beginning of period	$719,806
Aggregate fair value of derivatives issued with extinguishment of convertible notes payable	135,289
Change in fair value of derivative liabilities included in the Loss on extinguishment of debt	109,335
Change in fair value of derivative liabilities	(964,430)
Balance-end of period	$-

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

Conversion of Accounts Payable into Convertible Notes

In April 2014, the Company reached a settlement agreement with a law firm on $146,055 of outstanding accounts payable. The Company issued the law firm a $138,555 convertible bridge note bearing interest at 8% and maturing in one year.  The note matured, as of the date of this report, has not been repaid.  The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. Since the active note conversion feature was determined to be indexed to the Company’s equity in accordance with ASC 815-40-15-7A and 815-40-15-7C, the Company determined that derivative treatment wasn’t required.  The Company also agreed to pay the law firm $25,000 at a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or other qualified offering.  A loss on settlement of accounts payable of $17,500 was recorded in the condensed consolidated statement of operations.

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
Such amounts are included in the “New Bridge Notes” section of this footnote.

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

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversion as  debt extinguishments.  Accordingly, the Company recorded a $295,332 loss on extinguishment of debt in the condensed consolidated statement of operations.

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
● The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $462,500 of principal and $573,123 in accrued interest converted into 207,125 shares of Series B Preferred Stock with a fair value of $818,144.  The Series B Preferred shares were each valued at $3.95 based on a liquidation preference model.
● The exercise price of the 488,156 warrants (including 471,906 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.  The increase in the fair value of the warrants was $0.

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversions as  debt extinguishments.  Accordingly, the Company recorded a $445,584 loss on extinguishment of debt in the condensed consolidated statement of operations.

In June 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

● In exchange for waiving their default rights and default interest, the investors each received a additional one-time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.  In total, the investors received an additional one-time interest accrual of $481,726.
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

In July, August and September 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note. The terms of the waiver and amendment agreement were as follows:

● In exchange for waiving their default rights and default interest, the investors each received an additional one time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.  In total, the investors received an additional one-time interest accrual of $1,455,526.
●The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $1,410,000 of principal and $2,071,614 in accrued interest converted into 942,941 shares of Series C Preferred Stock with a fair value of $3,866,058.  The Series C Preferred shares were each valued at $4.10 based on a liquidation preference model.
● The exercise price of the 1,567,127 warrants (including 1,471,127 derivative warrants) attached to the convertible notes was reduced to $0.25 per share, and the expiration date of the warrants was changed to June 1, 2019.  The increase in the fair value of the warrants was $0.
● The Company issued 625,000 shares of common stock valued at $0 to induce the investors to convert their notes.

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

Amendments to Notes

In August 2014, the Company entered into an amendment to a note subscription agreement with an investor with a note principal amount of $175,000.  The Company agreed to pay back the investor $100,000 in principal within five business days after the Company raises gross proceeds of at least $2 million in securities offerings, and the Company agreed to pay back the investors the remaining $75,000 in principal within five business days after the Company raises gross proceeds of at least $3 million securities offerings, but in no event later than December 31, 2014.  As of the date of this filing, the note has not been repaid and is past due.  In exchange for extending the maturity dates, the Company modified the following terms of the subscription agreement:

● The investor received 8% additional interest retroactive to the original note issuance dates.  The retroactive interest totaled $51,666.  In addition, the investor will accrue an additional 8% interest on the note until the note is repaid.
●250,000 shares of common stock valued at $0 were issued to the investor.

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt extinguishment.  Accordingly, the Company recorded a $51,666 loss on extinguishment of debt in the condensed consolidated statement of operations.

In August 2014, the Company entered into an amendment to a note subscription agreement with an investor with a note principal amount of $100,000.  The Company agreed to pay back the investor $60,000 in principal within five business days after the Company raises gross proceeds of at least $2 million in securities offerings, and the Company agreed to pay back the investors the remaining $40,000 in principal within five business days after the Company raises gross proceeds of at least $3 million securities offerings, but in no event later than December 31, 2014.  As of the date of this filing, the note has not been repaid and is past due.  In exchange for extending the maturity dates, the Company modified the following terms of the subscription agreement:

● The investor received 8% additional interest retroactive to the original note issuance dates.  The retroactive interest totaled $16,088.  In addition, the investor will accrue an additional 8% interest on the note until the note is repaid.
●A total of 125,000 shares of common stock valued at $0 were issuable to the investor.  In February 2015, the investor was issued 125,000 shares.

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt modification.  Accordingly, the Company recorded a debt discount of $16,088 in the condensed consolidated balance sheet.

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

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversions as debt extinguishments. Accordingly, the Company recorded a $128,059 loss on extinguishment of debt in the condensed consolidated statement of operations

In July 2014, an investor signed a waiver and amendment agreement to convert his notes payable and accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

●  In exchange for waiving his default rights and default interest, the investor received an additional one time interest accrual of 24% of the face value of their respective notes over the entire term of the notes. The additional one-time interest accrual was $237,350.
● The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  $390,000 of principal and $316,552 in accrued interest converted into 141,311 shares of Series B Preferred Stock with a fair value of $558,178.  The Series B Preferred shares were each valued at $3.95 based on a liquidation preference model.
● The exercise price of the 2,039,000 warrants (including 2,000,000 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.  The increase in the fair value of the warrants was $0

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversions as  debt extinguishments. Accordingly, the Company recorded an $88,976 loss on extinguishment of debt in the condensed consolidated statement of operations

In July 2014, certain investors signed a waiver and amendment agreement to convert their notes payable and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

●  In exchange for waiving their default rights and default interest, the investors each received an additional one time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.  In total, the investors received an additional one-time interest accrual of $85,726.
● The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $200,000 of principal and $120,066 in accrued interest converted into 86,685 shares of Series C Preferred Stock with a fair value of $355,409.  The Series C Preferred shares were each valued at $4.10 based on a liquidation preference model.
● A total of 350,000 shares of common stock valued at $0 were issued to the investors.

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversions as debt extinguishments. Accordingly, the Company recorded a $121,068 loss on extinguishment of debt in the condensed consolidated statement of operations.

During the three months ended September 30, 2014 and 2013, the Company recognized $6,436 and $0 in amortization of the debt discount relating to notes payable, respectively.  During the nine months ended September 30, 2014 and 2013, the Company recognized $6,436 and $11,197 in amortization of the debt discount relating to notes payable, respectively.

During the three months ended September 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $2,376 and $23,680, respectively, relating to the change in fair value of derivative liabilities issued in connection with the notes payable. During the nine months ended September 30, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain of $313,640 and $154,375, respectively, relating to the change in fair value of derivative liabilities issued in connection with the notes payable.

Note 6.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer.  The Company agreed to pay Mr. Resnick $25,000 per month in bi-monthly installments.  Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination.  As of September 30, 2014, the Company owed Mr. Resnick $110,000 under the services agreement, which is noted as accounts payable in the accompanying condensed consolidated balance sheet.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage.  Rent expense for the three months ended September 30, 2014 and 2013 was $536 and $0, respectively.  Rent expense for the nine months ended September 30, 2014 and 2013 was $1,043, and $3,200, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters as of September 30, 2014.

As of September 30, 2014 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of September 30, 2014.

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

During the second quarter of 2014, the Company reached a settlement agreement with a related party consultant on $75,000 of outstanding accounts payable by issuing 166,667 Common Stock with a fair value of $30,000.  In addition, the Company issued the consultant 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price with a fair value of $16,700. A gain on settlement of accounts payable – related parties of $28,300 was recorded in the condensed consolidated statement of operations.

During the second quarter of 2014, the Company reached settlement agreements with former employees and consultants on $15,000 of outstanding accounts payable by issuing 25,000 shares of Series A Preferred Stock valued at $26,750 based on a liquidation preference model.  A loss on settlement of accounts payable of $11,750 was recorded in the condensed consolidated statement of operations.

During the third quarter of 2014, the Company reached a settlement agreement with its former Chief Executive Officer and current Chairman of the Board of Directors on $242,798 of outstanding accounts payable and accrued expenses by issuing 423,789 shares of Common Stock valued at $0. An officer capital contribution of $242,798 was recorded to Additional paid in capital.

During the third quarter of 2014, the Company reached settlement agreements with former employees and consultants on $706,737 of accounts payable and accrued expenses by issuing 726,670 shares of Common Stock valued at $0.  A gain on settlement of accounts payable and accrued expenses of $706,737 was recorded in the condensed consolidated statement of operations.

Waiver and Conversion of Series A Preferred Stock into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investor exchanged 41,667 shares of Series A Preferred Stock for 5,000 shares of Series B Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.30.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the condensed consolidated statement of operations.

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

In July 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of their original investment in a New Bridge Note. The investors exchanged 250,000 shares of Series A Preferred Stock for 40,625 shares of Series C Preferred Stock and the exercise price on the investors’ 125,001 warrants attached to the stock was reduced to $0.25.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the condensed consolidated statement of operations.

Warrants

Details of warrants outstanding are as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding and exercisable at December 31, 2013	6,285,016	$0.57	$4.87	$-

Granted	2,781,202	$0.22	$4.34
Expired	(40,000)	$0.70	-
Exercised	-	-	-

Warrants outstanding and exercisable at September 30, 2014	9,026,218	$0.20	$4.37	$-

Note 8.  Related Party Transactions

On February 1, 2010, the Company engaged a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC, where one director of the Company worked as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible Preferred Stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.   As of December 31, 2013, the Company had amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement, and such amounts were included as part of accounts payable - related parties.  As discussed in Note 7, the Company reached a settlement agreement with Middlebury and settled the $75,000 in outstanding accounts payable by issuing 166,667 shares of common stock and 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price.

During the nine months ended September 30, 2014 and 2013, the Company received advances from related parties of $200 and $17,600, respectively.  These advances are non-interest bearing and are due on demand.  As of both September 30, 2014 and December 31, 2013, the amounts due to these related parties totaled $35,460 and $188,294, respectively, and are included as part of Accounts payable – related parties.

Note 9. Subsequent Events

Conversion of Accounts Payable into Convertible Notes

The Company agreed to pay a related party consultant the remaining $35,460 contingent owed to him upon the Company receiving the first $2 million in gross proceeds from a future offering of securities.  Since the Company didn’t receive the first $2 million in gross proceeds from an offering of securities by October 31, 2014, the Company issued a New Bridge Note and 98,500 warrants to purchase common stock with a five year term to the consultant.

Unsecured Bridge Loan

As disclosed in Note 2, on October 24, 2014, OrangeHook entered into a Letter of Intent with the Company and provided $311,249 as bridge financing to the Company, in the form of an unsecured loan.

Issuance of Common Stock

As mentioned in Note 5, in February 2015, an investor was issued 125,000 shares in conjunction with an amendment to a note subscription agreement.

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

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues.  Since inception, we have incurred substantial losses. As of September 30, 2014 and December 31, 2013, our accumulated deficit was $14,241,570 and $10,561,878, respectively, our stockholders’ deficiency was $2,598,381 and $7,981,799, respectively, and our working capital deficiency was $2,598,381 and $7,533,918, respectively. We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of September 30, 2014 and December 31, 2013 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to September 30, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $311,249.  The Company expects that its current cash on hand will fund its operations only through May 2015. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

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

Three Months Ended September 30, 2014 compared with Three Months Ended September 30, 2013

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the three months ended September 30, 2014, payroll and benefits increased by $169,190 as compared to the three months ended September 30, 2013. The increase was due to the approximate $323,000 in cash received from New Bridge Notes during the second and third quarters of 2014 which allowed the Company to re-hire some of its former employees to resume operations on a limited basis.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended September 30, 2014, general and administrative expenses increased by $264,650, or 58,811%, as compared to the three months ended September 30, 2013.  The increase was primarily attributable to professional services pertaining to getting current on the Company’s public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2014, research and development expenses increased by $516 as compared to the three months ended September 30, 2013.

Interest expense

For the three months ended September 30, 2014, interest expense decreased by $69,857, or 56%, as compared to the three months ended September 30, 2013.  The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock in during the third quarter of 2014.

Amortization of debt discount

For the three months ended September 30, 2014, amortization of debt discount decreased by $39,579, or 85%, as compared to the three months ended September 30, 2013.  The amortization of the debt discount on the November 2012 Notes accounted for the variance since the debt discount on the November 2012 Notes was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the three ended September 30, 2014, amortization of deferred financing costs decreased by $13,333 as compared to the three months ended September 30, 2013.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the three months ended September 30, 2014, change in fair value of derivative liabilities decreased $68,308, or 88%, as compared to the three months ended September 30, 2014.  During the third quarter of 2014, the gain was triggered by a small decrease in the Company’s estimated stock price due to liquidation preferences associated with the Series B and Series C Preferred Stock issuances.

Gain on settlement of accounts payable and accrued expenses

For the three months ended September 30, 2014, gain on settlement of accounts payable and accrued expenses increased by $706,737 as compared to the three months ended September 30, 2013.  During the third quarter of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Loss on extinguishment of debt

For the three months ended September 30, 2014, loss on extinguishment of debt increased by $2,265,365 as compared to the three months ended September 30, 2013.  The increase was attributable to the conversion of debt into Series B and Series C Preferred Stock during the third quarter of 2014.

Net loss

For the three months ended September 30, 2014, the net loss was $2,044,772 versus a net loss of $106,249 for the three months ended September 30, 2013.  The increase in the loss as compared to the prior year was primarily attributable to the conversion of debt into Series B and Series C Preferred Stock during the third quarter of 2014 and an increase in operating expenses as discussed above, partially offset by a gain on settlement of accounts payable and accrued expenses.

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the nine months ended September 30, 2014, marketing and promotion expenses decreased by $3,814, or 32%, as compared to the nine months ended September 30, 2013.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the nine months ended September 30, 2014, payroll and benefits increased by $88,879 or 35%, as compared to the nine months ended September 30, 2013. The increase resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to suspend operations for approximately one year.  Due to the approximate $323,000 in cash received from New Bridge Notes during the second and third quarters of 2014, the Company was able to re-hire some of its former employees to resume operations on a limited basis.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the nine months ended September 30, 2014, general and administrative expenses increased by $174,877, or 132%, as compared to the nine months ended September 30, 2013.  The increase was attributable to professional services pertaining to getting current on the Company’s public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2014, research and development expenses decreased by $39,236, or 84%, as compared to the nine months ended September 30, 2013. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to suspend operations for approximately one year.  Although the Company received approximately $323,000 in cash from New Bridge Notes during the second and third quarters of 2014, the Company used the monies to resume operations and make changes to its capital structure, and did not have significant resources to dedicate to research and development.

Loss on write-off of capitalized software costs

For the nine months ended September 30, 2014, loss on write-off of capitalized software costs decreased by $68,560 as compared to the nine months ended September 30, 2013.  In the first half of 2013, the Company abandoned further development of its vSOS software platform since the Company depleted its cash reserves by the end of the first quarter of 2013.  Accordingly, during the nine months ended September 30, 2013, the Company wrote-off the entire cost of $68,560 as a loss on write-off of capitalized software costs.

Interest expense

For the nine months ended September 30, 2014, interest expense decreased by $67,449, or 40%, as compared to the nine months ended September 30, 2013.  The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock in during the second and third quarters of 2014.

Amortization of debt discount

For the nine months ended September 30, 2014, amortization of debt discount decreased by $130,122, or 69%, as compared to the nine months ended September 30, 2013.  Additional warrants issued during the fourth quarter of 2012 to extend note maturity dates through March 31, 2013 and amortized through March 31, 2013, as well as the amortization of the debt discount on the November 2012 Notes, accounted for the variance since the debt discount on the November 2012 Notes was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the nine months ended September 30, 2014, amortization of deferred financing costs decreased $25,505, or 64%, as compared to the nine months ended September 30, 2013.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2014, change in fair value of derivative liabilities increased by $469,592, or 95%, as compared to the nine months ended September 30, 2013.  The increase in the gain resulted from the significant decrease in the Company’s estimated stock price during the nine months ended September 30, 2014 due to liquidation preferences associated with the Series B and Series C Preferred Stock issuances between June and September 2014.

Gain on settlement of accounts payable and accrued expenses

For the nine months ended September 30, 2014, gain on settlement of accounts payable increased by $677,487, or 100%, as compared to the nine months ended September 30, 2013.  During the second and third quarters of 2014, the Company settled several outstanding accounts payable and accrued expense balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the nine months ended September 30, 2014, gain on settlement of accounts payable – related parties increased by $28,300 as compared to the nine months ended September 30, 2013.  During the second quarter of 2014, the Company settled outstanding payable balances with a related parties with a combination of equity securities.

Loss on extinguishment of debt

For the nine months ended September 30, 2014, loss on extinguishment of debt increased $4,308,623 as compared to the nine months ended September 30, 2013.  The increase was attributable to the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second and third quarters of 2014.

Net Loss

For the nine months ended September 30, 2014, the net loss was $3,679,692 versus a net loss of $616,184 for the nine months ended September 30, 2013. The increase in the loss as compared to the prior year was primarily attributable to the losses on the extinguishment of both the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second quarter of 2014 and the increase in operating expenses as discussed above, partially offset by a gain on settlement of accounts payable and accrued expenses and a significant decrease in the value of the derivative liabilities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2014	December 31, 2013

Cash	$6,353	$-
Working Capital Deficiency	$(2,598,381)	$(7,533,918)
Debt (Current)	$1,566,575	$3,785,000

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2014 and 2013 in the amounts of $316,597 and $18,041, respectively. The cash used in operating activities during the nine months ended September 30, 2014 and 2013 was primarily due to cash used to fund operations of the Company and to become current on its public filings. The Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to suspend operations for approximately one year.  Due to the approximate $323,000 in New Bridge Note funds received during the second and third quarters of 2014, the Company was able to resume operations on a limited basis.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $322,950 and $17,600, respectively.  The cash provided by financing activities for the nine months ended September 30, 2014 was attributable to the proceeds from the New Bridge Notes while the cash provided by financing activities for the nine months ended September 30, 2013 was attributable to related party advances.

Availability of Additional Funds

Based upon our working capital deficiency as of September 30, 2014 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to September 30, 2014, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $311,249.  The Company expects that its current cash on hand will fund its operations only through May 2015. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Off Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, there were no off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s management, including the Company’s Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of September 30, 2014.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Internal Control Over Financial Reporting

We had identified certain matters that constituted a material weakness in our internal controls over financial reporting as of December 31, 2013 that continued to exist as of September 30, 2014; we also have identified additional weaknesses, both of which continued to exist as of September 30, 2014. Specifically:

●
As of September 30, 2014, the Company did not have a chief financial officer or a chief accounting officer. The Company did not have an internal accounting department and it relied on an outside accounting service to prepare financial statements and recording transactions. This is due to our limited financial resources and the small number of the Company’s employees. This therefore has resulted in the delay of recording and reporting certain transactions of the Company.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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