Form 10-K
period 2014-12-31
NUVEL HOLDINGS, INC.
filed 2015-06-23
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  0-54249

Nuvel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 S. Santa Cruz Avenue
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No   ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2014 was $1,735,988 at $0.18 per share, based on the price of the registrant’s common equity was last sold.

As of June 22, 2015 the registrant had 15,059,033 shares of common stock, par value $.001 per share, issued and outstanding.

INDEX

Nuvel Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2014

INDEX

Explanatory Notes

In this Annual Report on Form 10-K, Nuvel Holdings, Inc. is sometimes referred to as the “Company,” “Nuvel” “we,” “our,” “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  BUSINESS

Our History

The Company is a Florida corporation incorporated on October 19, 2009. On December 30, 2011, the Company completed an acquisition of Nuvel, Inc. (“Nuvel DE”) pursuant to a Share Exchange Agreement, among the Company, certain shareholders of the Company, Nuvel DE and all shareholders of Nuvel DE (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Nuvel DE, which was incorporated in Delaware on January 20, 2010, became our direct wholly-owned subsidiary effective on December 30, 2011. Such acquisition of Nuvel DE was accounted for as a reverse merger and recapitalization effected by a share exchange transaction. Nuvel DE is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity were brought forward at their book value and no goodwill was recognized.

On March 20, 2012, the Company changed the Company’s name to “Nuvel Holdings, Inc.” to better reflect the business and operations of the Company. The Company’s stock symbol was changed from “HRMY” to “NUVL,” effective on April 10, 2012.

The following diagram sets forth the structure of the Company as of the date of this Report herein:

Nuvel Holdings, Inc. (Florida)
|
|
|
100%
|
|
|
Nuvel, Inc. (Delaware)

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

In connection with the consummation of the Share Exchange Transaction, Nuvel DE received a loan of $390,000 from Paragon Capital, LP and its affiliate Paragon Capital Offshore LP (collectively, “Paragon”) bearing interest at an annual rate of 8% pursuant to a note dated December 30, 2011 (the “Paragon Note”). The loan was originally due on December 31, 2012 but was later extended until March 31, 2013 and further extended until September 30, 2014. This loan was secured pursuant to a Security Agreement, dated December 30, 2011 and the Company provided a guaranty to Paragon for securing the Paragon Note. In addition, Paragon and its designated person received an aggregate of 1,739,706 shares of common stock of the Company and a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share with a term of 7 years (the “Paragon Warrant”). On December 23, 2013, Paragon sold and assigned its rights under the Paragon Note to Gibralt US, Inc. (“Gibralt”).

INDEX

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

On November 21, 2012, the Company entered into and consummated the sale to Alpha Capital Anstalt (“ACA”) pursuant to the Subscription Agreement (the “ACA Subscription Agreement”) of a Secured Convertible Promissory Note due May 21, 2014 (the “ACA Note”) in the principal amount of $500,000 with the conversion price of $0.54 per share, and warrants to purchase 462,963 shares of its common stock at an exercise price of $0.70 per share (the “ACA Warrants”). In connection with the sale of the ACA Note and ACA Warrant, the Company paid to ACA’s designee a due diligence fee in cash equal to 4% of the gross proceeds of the offering and issued to ACA’s designee an unsecured note substantially in the same form as the ACA Note in the principal amount of $20,000 (the “ACA Diligence Note,” together with the “ACA Note” referred to as the “ACA Notes”).

The Company’s obligations under the ACA Subscription Agreement and the ACA Notes were secured by a first priority interest in all assets of the Company pursuant to a Security Agreement, dated as of November 21, 2012 (the “ACA Security Agreement”). As a precondition to the closing of the transactions under the ACA Subscription Agreement, on November 16, 2012, the Company obtained consent and waiver from all the Bridge Investors and Paragon to extend the Bridge Notes and the Paragon Note to March 31, 2013 and to subordinate their security interest to the one granted to ACA and its designee under the ACA Security Agreement pursuant to those amendments to the Bridge Subscription Agreement and the Paragon Note (the “Subordination Amendments”). In consideration of such waiver, the Subordination Amendments provided to each Bridge Investor and Paragon the following: (i) the issuance of a warrant to purchase a number of shares of Common Stock equals (x) the principal amount of the Bridge Note/Paragon Note, divided by (y) 10, (ii) a higher redemption amount of 150% of the principal amount of the Bridge Note/Paragon Note in the event of a Sale or Merger Transaction (as defined in the Bridge Notes).

During December 2012 through January 2014, the business activities of the Company reduced while the Company was seeking to raise capital and reduce overall operating costs. In February 2014, in view of potential business development opportunity in the Company’s products, the Company decided to restructure its capital structure to rebrand and revive the Company’s product offerings and business development efforts.

ACA Amendments

On April 8, 2014, the Company entered into a series of amendment agreements with ACA to amend and extend the ACA Notes (collectively, the “ACA Amendments”). Pursuant to the First Amendment to the Subscription Agreement, ACA waived its rights with respect to the defaults on the part of the Company, among other things, of its obligations under the ACA Subscription Agreement, the ACA Notes and ACA Security Agreement, its reporting responsibilities under the Securities Exchange Act of 1934 (“1934 Act”), its listing status on the OTCQB marketplace, and its state and federal tax filings, etc., the Company covenanted to ACA that it would be current with its tax filings since May 30, 2014 and it would be compliant with its reporting responsibilities no later than September 30, 2014.

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

Pursuant to the First Amendment to Security Agreement, ACA agreed that the notes to be offered in a new bridge financing of the Company for proceeds of $1,000,000 which is expected to occur in April 2014 and a qualified financing of the Company for proceeds of $2,000,000 which is expected to occur in September 2014 would be secured by a security interest that is pari passu to the first priority security interest granted to ACA pursuant to the ACA Security Agreement.

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

As of the date of this Report, the Company has not made any repayment of the interest or principal of the ACA Notes. As of the date of this Report, the Company has not yet filed all the periodic reports as required under Section 13 of the 1934 Act, and its Common Stock is currently listed on OTC Pink. Further, the Company is not current with its tax filings.  As a result of not being compliant with the aforementioned requirements, the interest rate under the ACA Notes was increased from 10% per annum to 16% per annum.  ACA did not take any action in response to any defaults under the ACA Notes. The Company is currently negotiating extensions of the ACA Notes as well as a waiver of any defaults under the ACA Notes.

INDEX

New Bridge Financing

Starting in April 2014, the Company has been seeking additional investment from accredited investors in a new bridge financing (the “New Bridge Financing”) of the Company’s secured promissory notes (the “New Bridge Notes”) and warrants to purchase the Company’s Common Stock (the “New Bridge Warrants”) for proceeds of up to $1,000,000 pursuant to the Subscription Agreement, dated April 2014 (the “New Bridge Subscription Agreement”).  The New Bridge Notes will mature on the first year anniversary after issuance and may be extended for 60 days at the option of the Company. The New Bridge Notes accrue interest at 8% per annum and may increase to 18% in the event of default on the part of the Company. The New Bridge Notes may be converted into shares of Common Stock at the conversion price of $0.18 but also subject to a mandatory conversion provision, where they will automatically convert into shares of Common Stock in the event of a Qualified Financing (as defined below) at the conversion price of 90% of the offering price of the Qualified Financing. Qualified Financing for the purpose of the New Bridge Notes is defined as an offering of the Company’s debt or equity securities for gross proceeds of at least $2,000,000. The New Bridge Notes are secured by a first priority security interest in all of the assets of the Company pursuant to the Security & Collateral Agent Agreement. The Bridge Warrants are for a term of five years and entitle their holders to purchase a number of shares of Common Stock equals to (x) 50% of the principal amount of the New Bridge Notes, divided by (y) $0.18. As of the date of this Report, the Company has received gross proceeds of an aggregate of $382,750 for the New Bridge Financing.

Bridge and Gibralt Waiver and Amendments

Beginning in May 2014, the Company reached out to all the Bridge Investors and Gibralt to seek their consent to the waiver and amendments to the Bridge Notes and the Paragon Note. Pursuant to the Waiver and Amendment Agreement dated May 5, 2014 (the “Note Waiver and Amendments”), the Bridge Investors and Gibralt agreed: (i) to convert all the outstanding principal and accrued interest of the Bridge Notes and the Paragon Note into Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) at a conversion price of $5.00, (ii) to waive any default on the part of the Company under the Bridge Notes or the Paragon Note, (iii) to waive the default interest under the Bridge Notes or the Paragon Note and to receive a one-time interest of 24% for the entire term of the Bridge Notes and the Paragon Note, (iv) that the Company’s obligations under the Bridge Subscription Agreement, the Bridge Security Agreement and other relevant transaction documents would terminate, and (v) to amend the Bridge Warrants to have a lower exercise price of $0.30 per share and the extended expiration date till June 1, 2019. Series B Preferred Stock acknowledges the original price of a 20% premium to the Bridge Investors’ original investment in the Bridge Notes and the Series B Preferred may be converted into 20 shares of Common Stock at the option of it holders and will automatically convert into shares of Common Stock if the Common Stock meets certain criteria of trading price and trading volume.

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

As of the date of this Report, Bridge Investors holding Bridge Notes of an aggregate principal amount of $3,785,000 consented to the Note Waiver and Amendments.  As of the date of this Report, the Company has received gross proceeds of an aggregate of $322,750 from the Bridge Investors for the New Bridge Financing.

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

INDEX

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

As of the date of this Report, holders of a total of 641,668 shares of then outstanding Series A Preferred Stock consented to the Note Waiver and Amendments. As of the date of this Report, the Company has received gross proceeds of an aggregate of $31,250 from the Series A Preferred Investors for the New Bridge Financing.

Recent Developments

On January 27, 2015, Richard Resnick was appointed as the Company’s Acting Chief Executive officer.

Plan of Operations

The Company, through its wholly-owned subsidiary Nuvel DE, plans to engage in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that can secure, accelerate and optimize the delivery of business applications, Web content and other information to users over private Enterprise networks, or across an enterprise’s gateway to the public Internet (also known as the Web). Our products will strive to provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed with the intent to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers.

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues.  Since inception, we have incurred substantial losses. As of December 31, 2014, our accumulated deficit was $14,528,373, our stockholders’ deficiency was $2,885,184, and our working capital deficiency was $2,885,184. We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments in order to fund business operations.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

Letter of Intent with OrangeHook

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“OrangeHook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be on or before June 30, 2015 (“the Closing”). As a result of the intended business combination, the Company intends to acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of  the parties.  OrangeHook provided $419,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting. Conditions to Closing include that the Company will be current in its SEC reports, that each of the financings set forth in the Letter of Intent has occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Product Offerings

Our principal product offerings are the following:

Network Data Tunnel (“NDT”)

Our purpose-built Network Data Tunnel application is designed from inception for high-performance software-based data acceleration and broadband optimization. Our NDT application provides high data throughput and reduced latency, or the time between initiating a request for data and the completion of the actual data transfer. Our application simultaneously retrieves numerous objects from the origin server. In many cases, our solution offers upward of 10 times to 200 times speed improvement. Our products are designed for easy installation and maintenance, reducing the costs and time required for implementation and use.  In many cases, our Network Data Tunnel can be installed in under ten minutes. All of our products provide customers with a range of management features, functions, user interfaces and modes of operation. In addition, our application solutions are designed to efficiently interact with our customers' existing networking equipment. By accelerating the transfer of data, especially across longer distances (Hops), enterprises and ISPs employing our Network Data Tunnel require less network capacity and can reduce data transmission costs. Our customers better utilize the capacity of their existing network and are able to move data far more efficiently and quickly. The need for enterprises to engage in a myriad of business operations requires purchases of additional servers. Nuvel has the opportunity to reduce these costs since our Network Data Tunnel eliminates a significant amount of traffic that could otherwise overload their existing servers, requiring incremental server capacity. Our NDT products also help to improve the productivity of Internet users by reducing web response time. Faster downloading of web content increases productivity and end-user satisfaction. Our applications run on existing Enterprise deployed networks and data center equipment, in both a dedicated and virtual environment, which means that it is designed to be less vulnerable to unauthorized entry than the deployment of new hardware or dedicated appliances. The Network Data Tunnel Solution was designed specifically for data acceleration and broadband optimization.  In addition, NDT employs authentication and filtering capabilities that prohibit unauthorized users from accessing or penetrating the application by adhering to the clients’ security protocols.

INDEX

Nuvel WAN acceleration and optimization

The Company seeks to design, develops, market, and sell Internet acceleration applications and management solutions which include specialized software tools that are purpose-built to accelerate and optimize the flow of information over the Internet. Our products improve response time for Internet users and provide network administrators and managers a high degree of control over the access, flow and delivery of Internet content. Our products work in conjunction with caching technologies to reduce the number of redundant requests for information that must be processed and delivered, thus reducing the load on the Internet and corporate networks. We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol inefficiencies, and bandwidth limitations. By simultaneously addressing these causes, we are able to improve significantly the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructure.

NDT Packaging

Enterprise Edition (Available in 50Mbps, 100Mbps & 1Gbps+)

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

Technologies

Our products are based on three core technologies:

WAN optimization

The new global enterprise is burdened with several challenges, which include a diverse workforce, multiple software applications and varying means of data access. Driven by an increasing demand for bandwidth to reliably and effectively support remote offices, the need for a better-functioning, faster, cheaper, and easier to implement and use WAN solution, has never been greater. Hardware-based application acceleration and WAN optimization solutions available today address only a part of the problem faced by the modern global enterprises. What these traditional solutions do not address are the needs for ease of deployment, ease of use and operation, better economics and fit for purpose – crucial requirements of modern businesses. The hardware approach to WAN optimization requires numerous costly and complex appliances resulting in exponentially increasing hardware, operations and maintenance costs. Furthermore, the “optimization in hardware” approach results in other undesirable characteristics that include costly and often delayed upgrades, and significant staff and time commitments to provide, manage and maintain complex installations of appliances. Our WAN optimization products are deployed by our customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security. Our target customers include large and small ISPs, large corporate enterprises and small and medium size businesses in industries such as finance, engineering, professional services, manufacturing, media, healthcare, utilities, telecom, gaming, retail and cloud-based service providers. These companies would purchase our products in order to improve the performance of their networks and to accelerate and optimize the delivery of content to other companies or end-users over the Internet. Our WAN optimization products are designed to help distributed enterprises optimize the transferring of data both internally and externally.

Compared with the traditional WAN optimization solutions, our WAN optimization and acceleration technology provides key capabilities that are designed to optimize the delivery of data to users across the distributed enterprise, and to customers.  As compared to traditional solutions, the NDT solution achieves speeds of up to 200X faster and is not bound by either point to point transmission or network equipment constraints including:

●	Bandwidth management—the ability to assign a set level of bandwidth to specific users and applications and prioritize delivery of that traffic over the WAN;

●	Protocol optimization—a technique that enhances the efficiency of protocols by reducing the communication required between the user and the application; and

●
Compression—a technique that uses an industry standard algorithm to package and unpackage information for efficient transmission across the WAN. It is important to note that we do not use compression in our software; however we are complimentary to any existing compression technology currently deployed in a customer’s environment.

The Network Data Tunnel enhances the performance of the TCP protocol by increasing the amount of data carried per TCP round trip, thereby reducing the number of round trips required to move a given amount of data over the WAN.

INDEX

Enterprises and ISPs have varying capacity, reliability and data throughput needs, depending on the size and nature of their operations. We offer a wide range of products to meet different price, performance and reliability requirements, and provide an upgrade path to our customers as they expand their networks. Our products can be deployed in a variety of environments, ranging from small or remote network locations to large ISPs or enterprise headquarters.  Trying to store content closer to the user may increase network efficiency, but creates the risk that the content delivered is not up-to-date, or fresh. Network Data Tunnel avoids this by increasing the speed in which original content can be moved to the serving location. Unlike traditional software or hardware cache solutions that have no mechanisms to monitor and ensure freshness, our Network Data Tunnel can actively check the origin servers and update content through efficient and sophisticated algorithms. Additionally, Network Data Tunnel also ensures all data that is sent is received completely and accurately at the far end.

Cloud Computing

Based on cloud computing models, we strive to achieve a revolutionary approach to data acceleration, and a fundamental architectural shift in the delivery of this solution. Instead of a data acceleration optimization controller or a managed appliance model per customer, Nuvel is a true innovator in software-based data optimization, designed for an enterprise. It offers data acceleration, as well as cost-effective, scalable and reliable connectivity between enterprise locations. Our revolutionary technology offers enterprises enhanced performance throughout their global network. With Nuvel, users can start with a network of any size, configuration and scale based on the organization’s demands. Nuvel allows users to quickly access their cloud-based data wherever they are at and at dramatically accelerated speeds.

Services and Support

We provide a comprehensive range of service and support options to our end user customers and our channel partners, which will be delivered directly by our service and support personnel.  Additionally, our professionally skilled staff ensures all installations are performed to the client’s exact specifications on a “white glove” basis.

Research and Development

We believe that innovation and strong internal product development capabilities are essential to our continued success and growth. We continue to add new features, strengthen existing features of our products and invest in exploring new and adjacent markets and products that build on our core competence. In the past, we have invested in developing our cloud-based service which we anticipate that this subscription-based service will generate revenue in the next few years. We anticipate the development of a consumer centric application in the next few years to take advantage of the proliferation of mobile devices and a mobile centric customer base.

For the years ended December 31, 2014 and December 31, 2013, the Company incurred research and development expenses of $8,271 and $51,625 respectively.

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

Sales and Marketing

Our objective is to be a leading provider of software-based data acceleration by delivering a high-performance, innovative Network Data Tunnel solution. Key elements of our strategy include applying our data acceleration focus to targeted market segments. Since our inception, we have focused on developing a software only data acceleration product line. We believe this focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development; marketing and sales activities at specific market segments that we believe represent attractive opportunities based on a demonstrated need for software-based data acceleration, the opportunity to sell to numerous customers and the level of existing competition. We focus on three market segments: service providers, enterprise proxy server replacement, and XaaS applications.  We intend to use our customer relationships in these market segments to further penetrate these segments as well as other related markets.

INDEX

We intend to utilize a combination of our direct sales force, resellers, systems integrators and original equipment manufacturers as appropriate for each of our target markets. We intend to support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers.

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

Marketing Programs

We intend to have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts will include participation in industry trade shows, sales training, maintenance of our website, on-line advertising and public relations. Affiliate programs and marketing efforts through them will be key for Nuvel’s growth going forward.

Our Business Strategy

We intend to establish Nuvel as the premier brand in software-based data acceleration. We believe that brand awareness is important to increase market acceptance of Network Data Tunnel and to identify us as a leading provider of software-based data acceleration solutions. Our intent is to market our services and solutions to a wide variety of service providers in order to allow them to differentiate their solutions to clients. The amount of noise and confusion in this market makes it very challenging. We intend to continue to educate customers, resellers, systems integrators and original equipment manufacturers about the value of implementing all of our current and future products. We believe a thorough process of explanation and education of our products will help to promote brand recognition and to further an overall acceptance and understanding of our solutions. To this end, we intend to increase our investments in a broad range of marketing and educational programs. It should be also noted that we intend to pursue a secondary “wholesale” strategy to embed our products in a variety of service providers’ product offerings on a “white label” basis.

Customers

Our NDT products can be installed for in some of the largest companies worldwide in major industries including: finance, engineering, professional services, manufacturing, media, healthcare, utilities, telecom, gaming, retail, and technology. Our products can be deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with as few as two locations.

In 2014, the Company began to install its solution in a number of beta customer locations which still continues.

Industry Background

The Global Demand for Data

Organizations have become more geographically dispersed, and increasingly mobile workforces depend on access to data from remote locations and a variety of client devices such as cellular telephones, personal digital assistants and notebook computers. In addition, we believe the continued growth of Internet usage will be driven by new applications, such as “Web Services” and “Voice over IP”, the growth of mobile and broadband Internet access, and new usage and infrastructure models such as cloud computing. In conjunction with the growth of Internet traffic, the proliferation of data and, in particular, unstructured data such as voice, video, images, email, spreadsheets and formatted text files, presents an enormous and increasing challenge to IT organizations. Along with the growing volume of unstructured data that is business critical and must be retained and readily accessible to individuals and applications, new regulations mandate that company email, web pages and other files must be retained indefinitely.

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

The Internet continues to dramatically change the way businesses and individuals communicate and conduct commerce. As a result, the increasing volume of Internet traffic is much more than just web surfing; it's big business. According to Gartner, the amount of data produced across the world will grow by 650 percent over the next few years, and 80 percent of it will be unstructured. The research firm adds that 40 exabytes of new data are expected over the next five years, which is greater than all the data of the past 5,000 years. With this rising volume of traffic, Internet and Intranet infrastructures are quickly reaching capacity. Slow response times and site outages due to heavy demand are common outcomes of these overburdened network infrastructures. For organizations that rely on the web for commerce and/or operational purposes, these problems can be expected to have a direct, adverse impact on both the top and bottom lines. In the past, sites that wanted to avoid these issues had few choices but to invest in more infrastructure--more servers, more network equipment, more staff and more data center space. Now, through the emergence of data acceleration technology, these sites can effectively address the problems of performance, scaling and management. Nuvel optimizes how content is delivered by accelerating it either direction. There are two primary types of data acceleration solutions: software-based solutions and hardware based groups. Software-based approaches consist of a software application running on a general-purpose operating system like Solaris, Linux or Windows. These systems offer superior flexibility. Hardware providers promote a singular design, simple install, but have been significantly overpriced for many companies. Much as network routing has evolved from a general-purpose to a purpose-built solution, so has data acceleration. The advantages of a specialized application are clear. When an application is designed to perform a dedicated task, it will perform that task more effectively than a multi-function alternative. The results of a proxy-based application approach to optimization are significant: reduced web response times, simpler administration and management, lower network and data center costs, higher reliability, robust data security and always-accurate content.

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

INDEX

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

●
Bandwidth limitations — Bandwidth is defined as the amount of data that can traverse a network in a given amount of time and is typically measured in megabits per second (Mbps). While most organizations’ LANs typically operate at 100 or 1,000 Mbps, their remote office WAN connections typically operate at speeds equal to or less than their corresponding LAN’s. This often results in WAN congestion and poor application and data services performance. In addition, WAN outages limit the effectiveness of workers who are dependent on remote access to data and applications.

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

Competition

The expanding capabilities of our product offerings have enabled us to address a growing array of opportunities, many of which are not addressed by our competitors.  The design of the Network Data Tunnel is unique compared to the other products in this market and we are truly a disruptive technology for existing solutions. Our competitor’s product offerings include hardware appliances as a major part of their solution. The major benefits of our Network Data Tunnel are: software only solution, easy to install and implement, completely non-intrusive to any customer data, scalable from very small to very large networks and priced extremely competitive with a subscription model. With this model, we can easily migrate down to the consumer level, which is where the biggest demand will come in the future.

In the WAN Acceleration market, we compete with large companies such as IBM, Cisco Systems, Citrix Systems, Riverbed Technology, Silver Peak and Blue Coat Systems. The principal competitive factors in the market in which we compete include: product performance and features; customer support; brand recognition; the scope of distribution and sales channels; and pricing. Many of our competitors have a longer operating history and greater financial, technical, marketing and other resources than we do. These larger competitors also have a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers.

Employees

The Company currently employs five full time and three contract employees.

ITEM 1A.   RISK FACTORS.

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

INDEX

ITEM 2.      PROPERTIES.

Our principal executive offices are located at 20 S. Santa Cruz Ave., Los Gatos, California.  Our principal executive offices are located at 20 S. Santa Cruz Ave., Los Gatos, California.  We occupy the premises pursuant to a pay as we use basis. We are able to take fully advantage of this office space as needed for business activities. .  Pursuant to the lease, we have the right to extend the term of the lease any time prior to its expiration.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quotes under the symbol “NUVL” on OTC Pink Marketplace.  Our common stock did not have any trading activities until February 2012.

Trading in stocks quoted on the OTC Pink Marketplace is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTC Pink Marketplace.  Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock	High	Low

Fiscal Year Ended December 31, 2014

First Quarter	$0.50	$0.12
Second Quarter	$0.37	$0.37
Third Quarter	$0.39	$0.31
Fourth Quarter	$0.51	$0.22

Fiscal Year Ended December 31, 2013

First Quarter	$1.50	$0.21
Second Quarter	$1.48	$0.11
Third Quarter	$0.40	$0.10
Fourth Quarter	$0.40	$0.12

The transfer agent for the Company's common stock is Globex Transfer, LLC at the address of 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

INDEX

Stockholders

As of the date of this Report, there were approximately 40 holders of record of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2014.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. In addition, the broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Recent Sales of Unregistered Securities

During the fourth quarter of 2014, the Company reached a settlement agreement with a consultant on outstanding accounts payable by issuing a $35,460 convertible New Bridge Note and a warrant to purchase 98,500 shares of Common Stock.

During the fourth quarter of 2014, the Company issued unsecured loans totaling $157,249.

During the first quarter of 2015, the Company issued unsecured loans totaling $154,000 to OrangeHook, Inc.

INDEX

During the first quarter of 2015, the Company issued 125,000 shares to an investor in conjunction with an August 2014 amendment to a note subscription agreement with a principal amount of $100,000. The Company agreed to pay back the investor $60,000 in principal within five business days after the Company raises gross proceeds of at least $2 million in securities offerings, and the Company agreed to pay back the investors the remaining $40,000 in principal within five business days after the Company raises gross proceeds of at least $3 million securities offerings, but in no event later than December 31, 2014.  As of the date of this filing, the note has not been repaid.

On May 5, 2015, the Company issued unsecured loans totaling $58,000 to OrangeHook, Inc.

On June 10, 2015, the Company issued unsecured loans totaling $50,000 to OrangeHook, Inc.

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

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues.  Since inception, we have incurred substantial losses. As of December 31, 2014 and 2013, our accumulated deficit was $14,528,373 and $10,561,878, respectively, our stockholders’ deficiency was $2,885,184 and $7,981,799, respectively, and our working capital deficiency was $2,885,184 and $7,533,918, respectively. Furthermore, as of the date of this report, the Company has $275,000 and $973,244 of notes payable and convertible notes payable, respectively, that have matured and are in default.  We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2014 and 2013 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to December 31, 2014, the Company secured additional debt financing in the form of Notes Payable aggregating $262,000.  The Company expects that its current cash on hand will fund its operations only through June 2015. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be on or before June 30, 2015 (“the Closing”). As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the preTransaction Nuvel shareholders will own approximately 15% of the Company, which is subject  to  adjustment  by  negotiation  of  the parties. Pursuant to the Letter of Intent, OrangeHook provided $419,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting. Conditions to Closing include that the Company will be current in its SEC reports, that each of the financings set forth in the Letter of Intent has occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

INDEX

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the year ended December 31, 2014, marketing and promotion expenses decreased by $3,814, or 32%, as compared to the December 31, 2013.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees. For the year ended December 31, 2014, payroll and benefits increased by $257,548 as compared to the year ended December 31, 2013. The increase resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to curtail operations for approximately one year.  Due to the New Bridge Note funds and unsecured loan funds received during 2014, the Company was able to re-hire some of its former employees to resume operations on a limited basis.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the year ended December 31, 2014, general and administrative expenses increased by $236,449, or 176%, as compared to the year ended December 31, 2013.  The increase was primarily attributable to professional services pertaining to getting current on the Company’s public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred. For the year ended December 31, 2014, research and development expenses decreased by $43,354, or 84%, as compared to the year ended December 31, 2013. The decrease resulted primarily as the Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to curtail operations for approximately one year.  Due to the New Bridge Note funds and unsecured loan funds received during 2014, the Company was able to restart research and development on a limited basis.

Loss on write-off of capitalized software costs

For the year ended December 31, 2014, loss on write-off of capitalized software costs decreased $68,560 as compared to the year ended December 31, 2013.  In the first half of 2013, the Company abandoned further development of its vSOS software platform since the Company depleted its cash reserves by the end of the first quarter of 2013.  Accordingly, during the year ended December 31, 2013, the Company wrote-off the entire cost of $68,560 as a loss on write-off of capitalized software costs.

Interest expense

For the year ended December 31, 2014, interest expense decreased $146,965, or 30%, as compared to the year ended December 31, 2013.  The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock in during the summer of 2014.

Amortization of debt discount

For the year ended December 31, 2014, amortization of debt discount decreased $166,483, or 71%, as compared to the year ended December 31, 2013.  Additional warrants issued during the fourth quarter of 2012 to extend note maturity dates through March 31, 2013 and amortized through March 31, 2013, as well as the extinguishment of the November 2012 Notes in April 2014, accounted for the variance. The aforementioned was partially offset by impact of the issuance of the New Bridge Notes during 2014.

Amortization of deferred financing costs

For the year ended December 31, 2014, amortization of deferred financing costs decreased $38,838, or 73%, as compared to the year ended December 31, 2013.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the year ended December 31, 2014, change in fair value of derivative liabilities decreased $344,325, or 26%, as compared to the year ended December 31, 2013.  The decrease was attributable to the decrease in the exercise price of the derivative instruments to $0.18 that was triggered by the $0.18 conversion price of the New Bridge Notes issued during 2014, and this was partially offset by the continued decrease in the Company’s estimated stock price.

INDEX

Gain on settlement of accounts payable and accrued expenses

For the year ended December 31, 2014, gain on settlement of accounts payable was $677,487.  During 2014, the Company settled several outstanding accounts payable and accrued expense balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the year ended December 31, 2014, gain on settlement of accounts payable – related parties was $28,300.  During 2014, the Company settled outstanding payable balances with related parties by issuing a combination of equity securities.

Loss on extinguishment of debt

For the year ended December 31, 2014, loss on extinguishment of debt was $4,308,622.  Such loss was attributable to the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during 2014.

Net Loss

For the year ended December 31, 2014, the net loss was $3,966,495 versus a net income of $7,843 for the year ended December 31, 2013. The net loss was primarily attributable to the impact of the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during 2014, along with the increase in operating expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2014	December 31, 2013

Cash	$36,871	$-
Working Capital Deficiency	$(2,885,184)	$(7,533,918)
Debt (Current)	$1,769,288	$3,785,000

Subsequent to December 31, 2014, we secured additional debt financing of $212,000.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2014 and 2013 in the amounts of $443,328 and $24,275, respectively. The cash used in operating activities during the year ended December 31, 2014 and 2013 was primarily due to cash used to fund operations of the Company and to become current on its public filings. The Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to curtail operations for approximately one year.  Due to the New Bridge Note funds and unsecured loan funds received during 2014, the Company was able to resume operations on a limited basis.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 and 2013 was $480,199 and $23,834, respectively.  The cash provided by financing activities for the year ended December 31, 2014 was attributable to the proceeds from the New Bridge Notes and the unsecured loans while the cash provided by financing activities for the year ended December 31, 2013 was attributable to related party advances.

Availability of Additional Funds

Based upon our working capital deficiency as of December 31, 2014 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to December 31, 2014, the Company secured additional debt financing in the form of Notes Payable aggregating $262,000.  The Company expects that its current cash on hand will fund its operations only through June 2015. Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, and competing technological and market developments.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities.  The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-320—Development Stage Entities (Topic 915), which has been deleted.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company has decided to early adopt the ASU 2014-10 as of January 1, 2013.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation.  The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.  The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

INDEX

Off Balance Sheet Arrangements

As of December 31, 2014 and 2013, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations and their respective maturity dates as of December 31, 2014 and 2013:

Contractual Obligations	2014	2013

Debt Obligations	$1,769,952	$4,305,000

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chairman of the Board of Directors and the Acting Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

INDEX

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of the period covered by this Annual Report, the Company carried out an evaluation by the Company’s management, including the Company’s Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.   Based on that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2014.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Identified Material Weakness

As of December 31, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses.  Consequently, they concluded that our internal controls were not effective.  A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected.  Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of the period ending December 31, 2014:

•
The Company did not have a full-time chief financial officer or a chief accounting officer. The Company availed themselves of the services of a contract CFO firm for their required work.  The Company did not have an internal accounting department and it relied on an outside accounting service to prepare financial statements and recording transactions. This is due to our limited financial resources and the small number of the Company’s employees. This therefore has resulted in the delay of recording and reporting certain transactions of the Company.

•
The Company did not develop sufficient accounting policies and procedures, including the review and supervision, for all necessary areas and effectively communicate our existing policies to our employees.

•
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•
We have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to limited financial resources and the small number of employees that are assigned to positions that involve the processing of financial information.

•	We have also identified a material weakness relating to the valuation of certain complex financial instruments issued during the period.

The aforementioned material weaknesses were identified by our Management in connection with the review of our financial statements as of December 31, 2014.

We believe that we have made some progress towards remediating these weaknesses. However, we must still complete the process of designing specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated. We believe that additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have taken steps to address this matter, including retaining an outside accounting consulting firm to assist with the accounting reporting in May 2014, additionally we have initiated, or plan to initiate, the following series of measures:

We intend to:

•
Retain a full time Chief Financial Officer. The Company plans to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve during fiscal year 2015; and

•	We intend to complete and fully document a set of internal controls and procedures in line with industry practices for a company our size; and

•	We intend to continue to employ our controller who keeps our books and issues payments to vendors and employees for their services.

INDEX

Additional measures may be necessary, and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our Common Stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Controls Over Financial Reporting

On January 27, 2015, Richard Resnick was appointed as the Company’s Acting Chief Executive officer.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended December 31, 2014, but not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
The following table sets forth the name and position of our current executive officer and director.

Name	Age	Position

Jay Elliot	74	Chairman of the Board of Directors

Richard Resnick	49	Acting Chief Executive Officer

Jay Elliot – Chairman of the Board of Directors

Mr. Elliot was previously Senior Executive Vice President of Apple Computer, reporting to Mr. Steve Jobs. Mr. Elliot also managed a software division of IBM with 16,000 employees as director of its Santa Theresa Software Laboratory in 1978.  Mr. Elliot also served as director of Intel’s California operations in 1979 and CEO of New Health Systems in 1989, a company in the business of electronic health care records. Mr. Elliot is founder and chairman of Migo Software.  Mr. Elliot graduated from San Jose State University in 1969 with a bachelor degree in Mathematics.

Richard Resnick – Acting CEO

Rick Resnick, age 49, has served in various capacities for AT&T from 2003 to 2013.  Most recently from 2012 to 2013, Mr. Resnick served as the Senior Vice President of AT&T where he led the National Business Markets organization for AT&T. This premise-based sales force was responsible for selling all products under the AT&T portfolio to over 70,000 clients.  Mr. Resnick served as the Senior Vice President of Global Service Management for AT&T from 2009 to 2012.  From 2006 to 2009 Mr. Resnick served as the Senior Vice President of Global Network Field Operations for AT&T.  From 2003 to 2006 Mr. Resnick served as the President of AT&T Mexico in Mexico City.  Mr. Resnick brings an extensive amount of IT, Networking and Telecommunications industry knowledge to Nuvel. He has had the opportunity of working across a host of disciplines including Enterprise Sales, Network Operations, Customer Care as well as International Operations.  Mr. Resnick graduated from University of California Irvine with a degree in Economics and Management Sciences in 1988.

INDEX

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

Jay Elliot – Chairman of the Board of Directors

Mr. Elliot is the founder of Nuvel, Inc. and has more than 30-years of technology operations experience. His previous experience as Senior Executive Vice President of Apple Computer, as a director of Santa Theresa Software Laboratory, a software division of IBM and as a director of Intel’s California operations brings our Company the essential leadership and experience. We believe that Mr.  Elliot is suited to sit on our board based on his extensive business experience.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2014, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

INDEX

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

 Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal year 2014:

Name	Form Type	Date of Reporting Event	Required Filing Date

Jay Elliot	Form 5	12/31/2014	02/14/2015

Richard Resnick	Form 3	01/27/2015	02/06/2015

INDEX

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the fiscal years ended December 31, 2014 and 2013 for services to the Company.

Name	Position	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Richard Resnick(1)	Acting CEO	2014	225,000	-	-	-	-	-	225,000

Jay Elliot(2)	Chairman	2014	80,100	-	-	-	-	-	80,100
	CEO	2013	40,149	-	-	-	-	-	40,149

Randy Hagin(3)	SVP of Sales	2013	29,945	-	-	-	-	-	29,945

Syed Aamer Azam(4)	CTO	2013	27,382	-	-	-	-	-	27,382

(1)	During the year ended December 31, 2014, $180,000 of Rick Resnick’s fees were deferred.
(2)
The amounts in this column represent cash payments made to employee director for base compensation for the year ended December 31, 2014.  During the year ended December 31, 2014, $39,000 of Jay Elliot’s fees were deferred.

(3)	Randy Hagin resigned from his position on March 31, 2013.
(4)	Syed Aamer Azam resigned from his position on March 31, 2013.

Compensation of Directors

There was no cash or non-cash compensation awarded to, earned by, or paid to the Company’s non-employee directors during fiscal year ended December 31, 2014 and 2013 for services to the Company’s subsidiary, Nuvel DE.

Employment Agreement and Benefits

We currently have 2 employees. Jay Elliot entered into an employee agreement with Nuvel DE on December 12, 2011 with his employment at Nuvel DE effective on July 15, 2010.

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

On January 27, 2015, Mr. Richard Resnick was appointed as the acting Chief Executive Officer of the Company.   Prior to his appointment as Acting CEO, Mr. Resnick entered into a consulting agreement (the “Consulting Agreement”) with the Company on March 11, 2014 pursuant to which Mr. Resnick agreed to perform consulting services equivalent to a chief executive officer for compensation of $25,000 per month to be paid bi-weekly on or before the 1st and 15th of every month. A copy of the Consulting Agreement is filed herewith as Exhibit 10.1. Despite the compensation provisions of the Consulting Agreement, Mr. Resnick, as of the date of this Report, had only received compensation of a total of $45,000 for consulting services he had provided to the Company since March 2014 pursuant to the Consulting Agreement. While performing consulting services pursuant to the Consulting Agreement, Mr. Resnick has led a broad range of restart efforts for the Company, including engaging in financial restructuring of the Company and bridge round of investing, which allowed the company to resume business operations. A new employment agreement in connection with Mr. Resnick’s appointment as Acting CEO is currently being negotiated between the Company and Mr. Resnick.    In April 2015, the Board of Directors authorized the issuance of warrants to Richard Resnick to purchase 8,513,078 shares of common stock with a five year term at a $0.20 exercise price for professional services rendered by Mr. Resnick.  As of the date of this report, the warrants have not been issued.

Potential Payments Upon Termination or Change in Control

As of the date of this Report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2014.

INDEX

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2014.

Grants of Plan-Based Awards in Fiscal Year 2014

For the year ended December 31, 2014, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2014. No equity awards were made during the fiscal year ended December 31, 2014.

Option Exercises and Stock Vested in Fiscal Year 2014

For the year ended December 31, 2014, our executive officers have neither been granted any options, nor did any unvested stock granted to executive officers vest.  As of the date of this Report, our executive officers do not have any stock options or unvested shares of stock of the Company.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2014, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of the date of this Report, by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 15,059,033 shares of Common Stock.

Title of Class	Name and Address of Beneficial Owner(1)	Amount, Nature and Percentage of Beneficial Ownership (2)

Common Stock	Jay Elliot (CEO and Director)	2,811,814 shares	18.67%

	Richard Resnick (Acting CEO) (3)	0	0%

	All Directors and Officers, as a Group	2,811,814 shares	18.67%

	5% Security Holders

Common Stock	Aamer Azan	1,035,495 shares	6.87%

Common Stock	Alan Donenfeld(4) Paragon Capital LP 110 E. 59th St. 22nd Fl. New York, NY 10022	3,359,638 shares(3)	19.99%

INDEX

Common Stock	Charley Krause 1219 Melrose Place, Ridgewood, NJ 07540	988,000 shares	6.56%

Common Stock	Gregory Osborn(5) 202 Mountain Ave, Ridgewood NJ 07450	1,851,0082 shares(4)	11.75%

Common Stock	Randy Hagin 2697 N. Kilbride Lane Dublin, CA 94568	1,419,670 shares	9.42%

Common Stock	Alpha Capital Anstalt(6) Lettstrasse 32 9490 Vaduz Principality of Liechtenstein	15,059,033 shares	6.14%

(1)   The address for each officer and director is c/o Nuvel Holdings, Inc., 20 S. Santa Cruz Ave., Los Gatos, CA 95030.

(2)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (15,059,033), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)  In April 2015, the Board of Directors authorized the issuance of warrants to Richard Resnick to purchase 8,513,078 shares of common stock with a five year term at a $0.20 exercise price for professional services rendered by Mr. Resnick.  As of the date of this report, the warrants have not been issued.

(4) Including 1,615,638 shares of Common Stock and an aggregate of 1,744,000 shares of Common Stock issuable upon the exercise of immediately exercisable of the Warrants held by Paragon Capital LP. Mr. Alan Donenfeld is the General Partner of Paragon Capital, LP, therefore Mr. Alan Donenfeld shall be deemed as the beneficial owner of the securities held by Paragon Capital, LP.

(5) Including (i) 1,161,012 shares of Common Stock, (ii) an aggregate of 689,996 shares of Common Stock issuable upon the exercise of immediately exercisable of the warrants held by such holder.  Greg Osborne also explicitly disclaimed any beneficial ownership over any securities of the Company held by his wife, Elizabeth Luongo.

(6) Konrad Ackerman is the Director of Alpha Capital Anstalt., therefore, Mr. Ackerman shall be deemed as the beneficial owner of the securities held by Alpha Capital Anstalt.

The following tables set forth information regarding the beneficial ownership of the Company’s Series A Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Series A Preferred Stock. The Company’s executive officers and directors do not own any shares of Series A Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 24,999 shares of Series A Preferred Stock.

Series A Preferred Stock	George Rebensdorf 260 Newport Center Drive Suite 500 Newport Beach, CA 92660	8,333 shares	33.33%

Series A Preferred Stock	Marc DeMars 9882 Cornerbrook dr. Huntington Beach CA 92646	16,666 shares	66.67%

INDEX

The following tables set forth information regarding the beneficial ownership of the Company’s Series B Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Series B Preferred Stock. The Company’s executive officers and directors do not own any shares of Series B Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 549,795 shares of Series B Preferred Stock.

Series B Preferred Stock	Gibralt US Inc.(7) 2600-1075 West Georgia Street, Vancouver, BC V6E 3C9 Canada	141,311 shares	25.70%

Series B Preferred Stock	Elizabeth Luongo 202 Mountain Ave, Ridgewood NJ 07450	132,317 shares	24.07%

Series B Preferred Stock	Ralph R. Cioffi 1085 Nelson's Walk, Naples, FL 34102	72,403 shares	13.17%

Series B Preferred Stock	Richard O’Leary 37428 Rancho Manana, Cave Creek, AZ 85331	45,380 shares	8.25%

(7)  Samuel Belzberg is the 100% owner of Gibralt US Inc., therefore Mr. Belzberg shall be deemed as the beneficial owner of the securities held by Gibralt US Inc.

The following tables set forth information regarding the beneficial ownership of the Company’s Series C Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Series C Preferred Stock. The Company’s executive officers and directors do not own any shares of Series C Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 1,417,121 shares of Series C Preferred Stock.

Series C Preferred Stock	Sandor Capital Master Fund(8) 2828 Routh Street, Suite 500, Dallas, TX 75201	335,479 shares	22.80%

Series C Preferred Stock	Paragon Capital LP(9) 110 E. 59th St. 22nd Fl. New York, NY 10022	227,517 shares	15.47%

Series C Preferred Stock	David W. Raisbeck 26640 Edgewood Rd Shorewood, MN 55331	182,266 shares	12.39%

Series C Preferred Stock	Frederick Daniel Gabel Jr. 72 Jane St, New York, NY 10014	100,226 shares	6.81%

Series C Preferred Stock	Kevin Daly 5263 Denver Street Boulder, CO 80304	79,787 shares	5.42%

(8) John Lemak is the Manager of Sandor Capital Master Fund, therefore John Lemak shall be deemed as the beneficial owner of the securities held by Sandor Capital Master Fund.

(9) Mr. Alan Donenfeld is the General Partner of Paragon Capital, LP, therefore Mr. Alan Donenfeld shall be deemed as the beneficial owner of the securities held by Paragon Capital, LP.

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

Series D Preferred Stock	Alpha Capital Anstalt(10) Aulestrasse 60, LI-9490 Vaduz Liechtenstein	1,699,383 shares	96.15%

(10) Konrad Ackerman is the Director of Alpha Capital Anstalt., therefore Mr. Ackerman shall be deemed as the beneficial owner of the securities held by Alpha Capital Anstalt.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2010, the Company engaged a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC, where a previous director of the Company worked as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible Preferred Stock, senior secured promissory notes, convertible notes, and warrants as required.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.   As of December 31, 2013, the Company had amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement, and such amounts were included as part of accounts payable - related parties.  The Company reached a settlement agreement with Middlebury and settled the $75,000 in outstanding accounts payable by issuing 166,667 shares of common stock and 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price.

During the years ended December 31, 2014 and 2013, the Company received advances from related parties of $200 and $23,834, respectively.  These advances are non-interest bearing and are due on demand.  As of December 31, 2014 and 2013, the amounts due to these related parties totaled $0 and $24,834 respectively.

On August 1, 2014, the Company issued 423,789 shares of Common Stock to Jay Elliot, our sole Director, pursuant to payable letter agreement between Jay Elliot and the Company, whereby Mr. Elliot agreed to receive 423,789 shares of Common Stock in lieu of $242,798 the Company owed to Mr. Elliot pursuant to a service agreement executed previously between Mr. Elliot and the Company.   Additionally, the Company issued 227,517 shares of Series C Preferred stock to Paragon Capital LP, which is a more than 10% holder of our Common Stock, on July 22, 2014, pursuant to a Waiver and Amendment Agreement dated May 5, 2014.

In April 2015, the Board of Directors authorized the issuance of warrants to Richard Resnick to purchase 8,513,078 shares of common stock with a five year term at a $0.20 exercise price for professional services rendered by Mr. Resnick.  As of the date of this report, the warrants have not been issued.

Other than the foregoing, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the fiscal year ended December 31, 2014 in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

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

INDEX

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Fees and Services of Independent Registered Public Accountants

The following table sets forth approximate fees billed or expected to be billed to Nuvel DE for the fees and services rendered by Marcum LLP during the years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$110,000	$75,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$110,000	$75,000

PART IV
ITEM 15.    EXHIBITS

(a)    Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit Number	Description

2.1	Plan of Merger between the Company and HRMY Sub, Inc., dated March 20, 2012. (4)

3.1	Articles of Incorporation of the Company, dated June 15, 2010. (3)

3.2	Articles of Merger of the Company filed with the State of Florida on March 21, 2012. (4)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012. (5)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, filed with the State of Florida on August 5, 2014. (7)

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014. (7)

3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014. (7)

3.7	Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014. (7)

3.8	Bylaws. (3)

INDEX

4.1	Form of the Bridge Notes pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.2	Form of Bridge Warrants pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.3	Form of Paragon Note issued to Paragon Capital Offshore LP, dated December 30, 2011. (2)

4.4	Form of Paragon Warrant issued to Paragon Capital LP, dated December 30, 2011. (2)

4.5	Form of Series A Warrant issued to Series A Preferred Investors in August 2012. (5)

4.6	Form of Note issued to Alpha Capital Anstalt in November 2012. (6)

4.7	Form of Warrant issued to Alpha Capital Anstalt in November 2012. (6)

4.8	Form of Extension Warrant issued to Bridge Note Investors in November 2012. (7)

4.9	Form of New Bridge Note issued pursuant to the New Bridge Subscription Agreement. *

4.10	Form of New Bridge Warrant issued pursuant to the New Bridge Subscription Agreement. *

10.1	Share Exchange Agreement by and among the Company, certain former shareholders of the Company, Nuvel DE and Nuvel DE Stockholders, dated December 30, 2011. (1)

10.2	Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

10.3	Security Agreement between Nuvel DE and Paragon Capital Offshore LP, dated December 30, 2011. (2)

10.4	Form of Guaranty of the Company for the Paragon Note, dated December 30, 2011. (2)

10.5	Form of Lockup Agreement between certain shareholders and the Company, dated December 30, 2011. (2)

10.6	Form of Employment Agreement. (2)

10.7	Form of Proprietary Information and Inventions Agreement. (2)

10.8	Assignment and Assumption Agreement between the Company and Sahej Holdings, Inc., dated February 1, 2012. (2)

10.9	Third Amendment to the Subscription Agreement between the Company and the investor named therein, dated December 30, 2011. (4)

10.10	Subscription Agreement, dated August 20, 2012, among the Company and investors named therein for the sale of Series A Preferred Stock .(5)

10.11	Subscription Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

10.12	Security Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

10.13	Lockup Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

INDEX

10.14	Form of Extension and Amendment Agreement, between the Company and Bridge Investors, dated November 16, 2012. (7)

10.15	First Amendment to Subscription Agreement, between the Company and Alpha Capital Anstalt, dated April 8, 2014. (7)

10.16	First Amendment to Secured Convertible Promissory Notes, among the Company, Alpha Capital Anstalt and Chi Squared Capital Inc., dated April 8, 2014. (7)

10.17	First Amendment to Security Agreement, between the Company and Alpha Capital Anstalt, dated April 8, 2014. (7)

10.18	Note Waiver and Amendment Agreement, dated May 5, 2014. (7)

10.19	Series A Preferred Waiver and Amendment Agreement, dated May 5, 2014. (7)

10.20	New Bridge Agreement, dated May 5, 2014. *

21.1	List of Subsidiaries. (4)

31.1	Certification of Chairman of the Board of Directors pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chairman of the Board of Directors and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Included as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2012.
(2)	Included as an exhibit to Amendment No.2 to the Company’s Current Report on Form 8-K/A filed on March 19, 2012.
(3)	Included as an exhibit to our Registration Statement on Form S-1 filed on November 5, 2010.
(4)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 13, 2012.
(5)	Included as an exhibit to our Current Report on Form 8-K filed on August 20, 2012.
(6)	Included as an exhibit to our Current Report on Form 8-K filed on November 28, 2012.
(7)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on November 25, 2014.

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

We have audited the accompanying consolidated balance sheets of Nuvel Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nuvel Holdings, Inc., as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Marcum LLP
      Marcum llp

New York, NY
June 22, 2015

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets

Current assets:
Cash	$36,871	$-
Deferred financing costs, net	-	20,741
Total Assets	$36,871	$20,741

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$581,723	$718,552
Accounts payable - related parties	-	262,294
Accrued interest	274,827	1,223,612
Accrued payroll and related expenses	173,227	785,395
Other accrued expenses	122,990	60,000
Notes payable	472,249	965,000
Convertible notes payable- net of debt discount of
$665 and $0 as of December 31, 2014 and December 31, 2013, respectively	1,297,039	2,820,000
Derivative liabilities	-	719,806
Total Current Liabilities	2,922,055	7,554,659

Long-term liabilities:
Convertible notes payable - net of current portion and debt discount of
$0 and $72,119 as of December 31, 2014 and December 31, 2013, respectively	$-	447,881

Total Liabilities	2,922,055	8,002,540

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,813,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
25,000 and 641,668 shares issued and outstanding (aggregate liquidation preferences of
$30,868 and $822,026) as of December 31, 2014 and 2013, respectively	25	642
Series B Preferred stock, $.001 par value; 2,000,000 shares authorized;
549,795 and 0 shares issued and outstanding (aggregate liquidation preferences of $3,389,620
and $0) as of December 31, 2014 and 2013	550	-
Series C Preferred stock, $.001 par value; 2,000,000 shares authorized;
1,471,121 and 0 shares issued and outstanding (aggregate liquidation preferences of $9,363,109
and $0) as of December 31, 2014 and 2013, respectively	1,471	-
Series D Preferred stock, $.001 par value; 2,000,000 shares authorized;
1,767,358 and 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013	1,767	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
14,934,033 and 12,218,040 shares issued and outstanding as of December 31, 2014 and 2013	14,934	12,218
Additional paid in capital	11,624,442	2,567,219
Accumulated deficit	(14,528,373)	(10,561,878)
Total stockholders' deficiency	(2,885,184)	(7,981,799)

Total liabilities and stockholders' deficiency	$36,871	$20,741

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenue	$-	$1,194

Operating expenses
Marketing and promotion	8,186	12,000
Payroll and benefits	515,098	257,549
General and administrative	371,173	134,724
Research and development	8,271	51,625
Loss on write-off of capitalized software costs	-	68,560
Total operating expenses	902,728	524,458

Operating loss	(902,728)	(523,264)

Other income (expense)

Interest expense	(343,635)	(490,600)
Amortization of debt discount	(67,232)	(233,715)
Amortization of deferred financing costs	(14,495)	(53,333)
Change in fair value of derivative liabilities	964,430	1,308,755
Gain on settlement of accounts payable and accrued expenses	677,487	-
Gain on settlement of accounts payable - related parties	28,300	-
Loss on extinguishment of debt	(4,308,622)	-

Total other expense (income)	(3,063,767)	531,107

Net loss	(3,966,495)	7,843

Preferred stock contractual dividends	(292,057)	(30,800)

Net loss available to common stockholders	$(4,258,552)	$(22,957)

Net loss per common share: basic and diluted	$(0.32)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted	13,365,391	12,147,355

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

	Series A		Series B		Series C		Series D				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total

Balance as of December 31, 2012	641,668	$642	-	$-	-	$-	-	$-	11,838,040	$11,838	$91,774	$2,407,825	$(10,569,721)	$(8,057,642)

Stock based compensation									170,000	170		67,830		68,000

Common Stock issued for services rendered									210,000	210	(91,774)	91,564		-

Net income for the year ended December 31, 2013													7,843	7,843

Balance as of December 31, 2013	641,668	$642	-	$-	-	$-	-	$-	12,218,040	$12,218	$-	$2,567,219	$(10,561,878)	$(7,981,799)

Conversion from Series A Preferred stock to Series B Preferred stock	(350,001)	(350)	42,000	42								308		-

Conversion from Series A Preferred stock to Series C Preferred stock	(291,667)	(292)			47,396	47						245		-

Series A Preferred stock issued to settle accounts payable	25,000	25										26,725		26,750

Common stock issued to settle outstanding accounts payable and accrued expenses									726,670	727		3,569		4,296

Common stock & warrants issued to settled accounts payable- related parties									166,667	167		46,533		46,700

Conversion of notes payable, convertible notes payable and accrued interest into Series B Preferred stock			507,795	508								2,164,641		2,165,149

Conversion of notes payable, convertible notes payable and accrued interest into Series C Preferred stock					1,423,725	1,424						6,249,652		6,251,076

Common stock issued in connection with conversion of convertible notes payable into Series B and Series C Preferred stock									1,125,000	1,125		2,775		3,900

Series D Preferred stock issued in connection with a convertible note payable amendment							1,767,358	1,767				316,357		318,124

Common stock issued in coneection with extension of notes payable maturity dates									250,000	250		(250)		-

Warrants Issued with New Bridge Notes												1,405		1,405

Modification of warrants with conversion of notes payable and convertible notes payable into Series B and Series C preferred stock												47		47

Officer contributions in connection with settlements of accounts payable									447,656	447		245,216		245,663

Net loss for the year ended December 31, 2014													(3,966,495)	(3,966,495)

Balance as of December 31, 2014	25,000	$25	549,795	$550	1,471,121	$1,471	1,767,358	$1,767	14,934,033	$14,934	$-	$11,624,442	$(14,528,373)	$(2,885,184)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(3,966,495)	$7,843
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	67,232	233,715
Amortization of deferred financing costs	14,495	53,333
Loss on write-off of capitalized software costs	-	68,560
Stock based compensation	-	68,000
Change in fair value of derivative liabilities	(964,430)	(1,308,755)
Gain on non-cash settlement of accounts payable and accrued expenses	(677,487)	-
Gain on non-cash settlement of accounts payables- related parties	(28,300)	-
Loss on extinguishment of debt	4,308,622	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable	306,658	246,657
Accrued interest	343,635	490,600
Accrued payroll and related expenses	49,752	74,772
Other accrued expenses	102,990	40,000
Net Cash Used in Operating Activities	(443,328)	(24,275)

Net Cash From Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	322,750	-
Proceeds from issuance of notes payable	157,249	-
Advances from a related party	200	23,834
Net Cash Provided by Financing Activities	480,199	23,834

Net increase (decrease) in cash	36,871	(441)

Cash, beginning of the period	-	441

Cash, end of the period	$36,871	$-

Non-cash investing and financing activities:

Convertible notes payable issued to settle accounts payable	$178,245	$-
Convertible notes payable issued to settle accounts payable- related parties	$160,460	$-
Series A Preferred stock issued to settle accounts payable	$26,750	$-
Common stock issued to settle accounts payable and accrued expenses	$4,296	$-
Common stock and warrants issued to settle accounts payable- related parties	$46,700	$-
Series D preferred stock issued with Series D preferred shares issued in connection with convertible debt refinancing	$318,124	$-
Notes payable and accrued interest converted into Series B preferred stock	$558,178	$-
Notes payable and accrued interest converted into Series C preferred stock	$606,317	$-
Convertible Notes payable and accrued interest converted into Preferred B stock	$1,606,971	$-
Convertible Notes payable and accrued interest converted into Preferred C stock	$5,644,759	$-
Warrants issued with New Bridge notes	$1,405	$-
Notes payable issued to settle accrued expenses	$40,000	$-
Debt discount in connection with notes payable refinancing	$16,088	$-
Common stock issued with conversion of convertible notes payable into Series B preferred stock	$3,900	$-
Officer Contributions in connection with settlements of accounts payable	$245,663	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business Organization and Nature of Operations

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

Note 2.  Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2014, the Company had a working capital deficiency of $2,885,184 and a stockholders’ deficiency of $2,885,184.  Furthermore, as of the date of this report, the Company has $275,000 and $973,244 notes payable and convertible notes payable, respectively, that have matured and are in default.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to December 31, 2014, the Company secured additional debt financing in the form of Notes Payable aggregating $262,000.  The Company expects that its current cash on hand will fund its operations only through June 2015. The Company currently intends to raise additional capital through private placements of debt and equity securities. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be on or before June 30, 2015 (“the Closing”). As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the preTransaction Nuvel shareholders will own approximately 15% of the Company, which is subject  to  adjustment  by  negotiation  of  the parties. Pursuant to the Letter of Intent, OrangeHook provided $419,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC to become current in its reporting. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successfully completed.

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nuvel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include amortization, the fair value of the Company’s stock, debt discount, derivative liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

INDEX

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company has deposits in excess of federally insured limits.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, the Company did not have any cash equivalents.

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

Advertising

Advertising costs are charged to operations as incurred. For the years ended December 31, 2014 and 2013, the Company did not incur any advertising costs.

Research and Development

Research and development expenses are charged to operations as incurred.  For the years ended December 31, 2014 and 2013, the Company incurred research and development expenses of $8,271 and $51,625, respectively.

Capitalized Software Costs

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized.  Capitalized costs are amortized on a straight-line basis over the economic lives of the related products which are generally three years.  The Company's Wide Area Network ("WAN") product has not reached technological feasibility and, therefore, no costs associated with its development were capitalized.  The Company’s mobile application product reached technological feasibility in October 2011.  The Company had recorded capitalized software costs aggregating $68,560 as of December 31, 2012.  In March 2013, due to a lack of funding, the Company could no longer support the mobile application product.  The Company wrote off the entire balance of its capitalized costs, which was recorded as Loss on write-off of capitalized software costs in the consolidated statement of operations.

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of and for the years ended December 31, 2014 or 2013.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 or 2013.  The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

INDEX

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013, respectively, are as follows:

	December 31,
	2014	2013

Warrants to purchase common stock	9,124,718	6,285,016
Series A Convertible Preferred Stock	25,000	641,668
Series B Convertible Preferred Stock	10,995,900	-
Series C Convertible Preferred Stock	29,422,420	-
Series D Convertible Preferred Stock	1,767,358
Convertible Notes	7,209,463	962,963
Totals	58,544,859	7,889,647

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.  Accordingly, as of December 31, 2014 and 2013, since the Company's preferred shares do not feature any redemption within the holders' control or conditional redemption features not within the Company's control, all issuances of preferred stock are presented as a component of consolidated stockholders’ deficiency.

Convertible Instruments

Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

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

The Company’s free standing derivatives consist of warrants issued in connection with convertible note financing arrangements and in connection with the Share Exchange Agreement. The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet as of December 31, 2014 and 2013 using the applicable classification criteria enumerated under U.S. GAAP.

INDEX

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

Financial liabilities as of December 31, 2014 and 2013 measured at fair value on a recurring basis are summarized below:

	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$-	$-	$-	$-

	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative conversion features and warrant liabilities	$719,806	$-	$-	$719,806

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period by management based on changes in estimates or assumptions and recorded as appropriate.

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

For the years ended December 31, 2014 and 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

INDEX

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013

Risk free interest rate	0.04-1.65%	0.36-1.75%
Dividend yield	0.00%	0.00%
Volatility	34.00-66.39%	46.00-88.00%
Expected lives in years	0.27-4.42%	0.39-5.13%
Weighted average fair value per warrant	$0.00	$0.0001-0.134

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Balance-beginning of period	$719,806	$2,028,561
Aggregate fair value of derivatives issued with extinguishment of convertible notes payable	135,289
Change in fair value of derivative liabilities included in the Loss on extinguishment of debt	109,335
Change in fair value of derivative liabilities	(964,430)	(1,308,755)
Balance-end of period	$-	$719,806

The value of the derivative conversion features and warrant liabilities were de minimus as of December 31, 2014 due to a decline in the fair value of the Company's common stock, as of December 31, 2014.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities.  The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-320—Development Stage Entities (Topic 915), which has been deleted.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company has decided to early adopt the ASU 2014-10 as of January 1, 2013.

INDEX

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation.  The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.  The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

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

INDEX

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the Subscription Agreement of the November 2012 Notes as a debt extinguishment.  Accordingly, the Company wrote off the remaining debt discount and deferred financing costs on the original loan of $21,714 and $6,245, respectively, and Company recorded a $633,765 loss on extinguishment of debt in the consolidated statement of operations.

June 2014 Notes

On June 9, 2014, the Company entered into a subscription agreement for a Secured Convertible Promissory Note (the “June 2014 Note”) in the aggregate principal amount of $50,000 which was received by the Company on June 11, 2014. The June 2014 Note bears interest at 10% per annum and matures on June 11, 2015. The June 2014 Note is collateralized by all of the assets of the Company, the holder of the June 2014 Note has a first priority security interest, a lien upon and right of set¬off against all of the Company’s assets.

The June 2014 Note has a conversion price of $0.18 per share, subject to downward adjustment to 80% of the average closing stock price for the 5 previous days if that average closing price is less than the conversion price. If the investor converts the note into common shares, the Company may not have enough authorized shares to settle the note conversion.  The Company follows a sequencing policy for which in the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares.  The June 2014 Note also contains a provision to lower the exercise price to any subsequent common stock issuance at a lower price, if any convertible debt subsequently issued has a lower conversion price or if any options or warrants have lower exercise prices. The Company determined that the conversion feature of the June 2014 Note did not contain fixed settlement provisions because the conversion price can be adjusted based on new issuances, and accordingly, the Company recorded the note conversion feature as a liability and mark to market the derivative to fair value each reporting period.  At the time the note was issued, the conversion feature value was de minimus as the common stock value on that date was less than $0.01 per share.  As of December 31, 2014, the fair value of the note conversion feature value and common stock were de minimus.

The note holders also received five year warrants to purchase 138,889 shares of its common stock at an exercise price of $0.25 per share.  The warrants contain a provision to lower the exercise price to any subsequent common stock issuance at a lower price, if any convertible debt subsequently issued has a lower conversion price or if any options or warrants have lower exercise prices. The Company determined that the warrants did not contain fixed settlement provisions and the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period. At the time of note issuance, the warrants were valued at $145, which was recorded as a debt discount to be amortized over the life of the note.  As of December 31, 2014, the fair value of the warrants and common stock were de minimus.

New Bridge Notes

Between June and October 2014, the Company issued $433,210 in New Bridge convertible notes (“New Bridge Notes”) to noteholders and Series A Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes. Of the $433,960 in New Bridge Notes issued, $272,750 resulted from the receipt of cash and the other $160,460 resulted from the conversion of accounts payable (see Conversion of Accounts Payable into Convertible Notes” later in Note 4).  The notes bear interest at 8% and mature in one year.  The maturity date can be extended by 60 days in exchange for increasing the interest rate to 18% retroactive to the note issuance date.   If a qualified financing occurs, defined as a sale of debt or equity securities aggregating at least $2 million in gross proceeds, all principal and accrued interest will convert into common stock at 90% of the share price of the qualified securities.  If no qualified financing occurs, investors can convert the New Bridge Note into common stock at $0.18 per share and the investors received warrants to purchase common stock with a five year term at an exercise price of the lesser of $0.25 or the per share price of the qualified securities (defined as gross proceeds from debt and equity securities sold plus debt canceled through conversion of principal and interest with respect to the notes and less repayment of note principal and interest in cash). Since both the contingent note conversion and warrant exercise features were determined to be indexed to the Company’s equity in accordance with ASC 815-40-15-7A and 815-40-15-7C, the Company determined that derivative treatment wasn’t required.  The investors’ warrant share coverage equaled to 50% of the New Bridge Note divided by the conversion price.  In total, the investors received 1,203,364 warrants with a relative fair value of $1,260, which was recorded as a debt discount to be amortized over the life of the notes.

Conversion of Accounts Payable into Convertible Notes

In April 2014, the Company reached settlement agreements with a law firm on $146,055 of outstanding accounts payable. The Company issued the law firm a $138,555 convertible bridge note bearing interest at 8% and maturing in one year. The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. Since the contingent note conversion feature was determined to be indexed to the Company’s equity in accordance with ASC 815-40-15-7A and 815-40-15-7C, the Company determined that derivative treatment wasn’t required.  The Company also agreed to pay the law firm $25,000 at a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or other qualified offering.  A loss on settlement of accounts payable of $17,500 was recorded in the consolidated statement of operations.

INDEX

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

In July 2014, the Company reached a settlement agreement with a consultant on $160,460 of outstanding accounts payable by issuing a $125,000 convertible New Bridge Note and a warrant to purchase 347,222 shares of common stock with a five year term at an exercise price of $0.25.  Such amounts are included in the “New Bridge Notes” section of this footnote.  The Company also agreed to pay the consultant the remaining $35,460 contingent upon the Company receiving the first $2 million in gross proceeds from a future offering of securities.  Since the Company didn’t receive the first $2 million in gross proceeds from an offering of securities by October 31, 2014, the Company issued a New Bridge Note aggregating $35,460 and a warrant to purchase 98,500 shares of common stock with a five year term to the consultant. Such amounts are included in the “New Bridge Notes” section of this footnote.

Waiver and Conversion into Series B and Series C Preferred Stock

Between June and September 2014, certain investors of the convertible notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and their accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving their default rights and default interest, the investors each received an additional one-time interest accrual of 24% of the face value of their respective notes over the entire term of the notes.  In total, the investors received an additional one-time interest accrual of $679,897.

•
The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  In total, $810,000 of principal and $1,022,413 in accrued interest converted into 366,484 shares of Series B Preferred Stock with a fair value of $1,606,971.  The Series B Preferred shares were each valued between $3.95 and $4.95 based on a liquidation preference model.

•
The exercise price of the 892,929 warrants (including 842,109 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019. The increase in the fair value of the warrants was $662.

•	The Company issued 150,000 shares of common stock with a fair value of $3,900, based on a liquidation preference model, to induce the investors to convert their notes.

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversion as  debt extinguishments.  Accordingly, the Company recorded a $740,916 loss on extinguishment of debt in the consolidated statement of operations.

Between June and September 2014, certain investors of the notes which were sold previously during February 2010 through December 2011 signed a waiver and amendment agreement to convert their convertible promissory notes and accrued interest into Series C Preferred Stock and to invest at least 15% of their original investment in a New Bridge Note.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving their default rights and default interest, the investors each received a additional one-time interest accrual of 30% of the face value of their respective notes over the entire term of the notes.  In total, the investors received an additional one-time interest accrual of $1,937,252.

•
The principal and accrued interest on each promissory note converted into Series C Preferred Stock at a conversion price of $3.6923.  In total, $2,010,000 of principal and $2,746,858 in accrued interest converted into 1,288,320 shares of Series C Preferred Stock with a fair value of $5,644,760.  The Series C Preferred shares were each valued between $4.10 and $5.15 based on a liquidation preference model.

•
The exercise price of the 2,136,787 derivative warrants attached to the convertible notes was reduced to $0.25 per share, and the expiration date of the warrants was changed to June 1, 2019.  The increase in the fair value of the warrants was $917.

•	The Company issued 625,000 shares of common stock valued at $0 to induce the investors to convert their notes.

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversions as  debt extinguishments.  Accordingly, the Company recorded a $2,544,172 loss on extinguishment of debt in the consolidated statement of operations.

INDEX

During the years ended December 31, 2014 and 2013, the Company recognized $51,143 and $222,518 in amortization of the debt discount relating to convertible notes payable.

During the years ended December 31, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded gains of $650,790 and $826,560 respectively, relating to the change in fair value of derivative liabilities issued in connection with the convertible notes.

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

Amendments to Notes

In August 2014, the Company entered into an amendment to a note subscription agreement with an investor with a note principal amount of $175,000.  The Company agreed to pay back the investor $100,000 in principal within five business days after the Company raises gross proceeds of at least $2 million in securities offerings, and the Company agreed to pay back the investors the remaining $75,000 in principal within five business days after the Company raises gross proceeds of at least $3 million securities offerings, but in no event later than December 31, 2014.  As of the date of this filing, the note has not been repaid.  In exchange for extending the maturity dates, the Company modified the following terms of the subscription agreement:

•
The investor received 8% additional interest retroactive to the original note issuance dates.  The retroactive interest totaled $51,666.  In addition, the investor will accrue an additional 8% interest on the note until the note is repaid.

•	A total of 250,000 shares of common stock valued at $0 was issued to the investor.

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt extinguishment.  Accordingly, the Company recorded a $51,666 loss on extinguishment of debt in the consolidated statement of operations.

In August 2014, the Company entered into an amendment to a note subscription agreement with an investor with a note principal amount of $100,000.  The Company agreed to pay back the investor $60,000 in principal within five business days after the Company raises gross proceeds of at least $2 million in securities offerings, and the Company agreed to pay back the investors the remaining $40,000 in principal within five business days after the Company raises gross proceeds of at least $3 million securities offerings, but in no event later than December 31, 2014.  As of the date of this filing, the note has not been repaid.  In exchange for extending the maturity dates, the Company modified the following terms of the subscription agreement:

•
The investor received 8% additional interest retroactive to the original note issuance dates.  The retroactive interest totaled $16,088.  In addition, the investor will accrue an additional 8% interest on the note until the note is repaid.

•	A total of 125,000 shares of common stock valued at $0 were issuable to the investor. In February 2015, the investor was issued 125,000 shares.

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt modification.  Accordingly, the Company recorded a debt discount of $16,088 in the consolidated balance sheet.

Waiver and Conversion into Series B and Series C Preferred Stock

In June and July 2014, investors signed waiver and amendment agreements to convert notes payable and accrued interest into Series C Preferred Stock, and to invest at least 15% of the original investments in New Bridge Notes.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving default rights and default interest, the investors received an additional one-time interest accrual of 30% of the face value of his note over the entire term of the note.  The additional one-time interest accrual was $142,767.

•
The $300,000 principal and $199,956 accrued interest on the investor’s promissory note converted into 135,405 shares of Series C Preferred Stock at a conversion price of $3.6923.  The fair value of the Series C Preferred Stock was $606,317.  The Series C Preferred shares were each valued between $4.10 and $5.15 based on a liquidation preference model.

•	A total of 350,000 shares of common stock valued at $0 were issued to the investors.

INDEX

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversions as debt extinguishments. Accordingly, the Company recorded a $249,127 loss on extinguishment of debt in the consolidated statement of operations

In July 2014, an investor signed a waiver and amendment agreement to convert his notes payable and accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving his default rights and default interest, the investor received an additional one time interest accrual of 24% of the face value of their respective notes over the entire term of the notes. The additional one-time interest accrual was $237,350.

•
The principal and accrued interest on each promissory note converted into Series B Preferred Stock at a conversion price of $5.00.  $390,000 of principal and $316,552 in accrued interest converted into 141,311 shares of Series B Preferred Stock with a fair value of $558,178.  The Series B Preferred shares were each valued at $3.60 since each Series B Preferred share can convert into 20 common shares, and each common share was valued at $0.18. The Series B Preferred shares were each valued at $3.95 based on a liquidation preference model.

•
The exercise price of the 2,039,000 warrants (including 2,000,000 derivative warrants) attached to the convertible notes was reduced to $0.30 per share, and the expiration date of the warrants was changed to June 1, 2019.  The increase in the fair value of the warrants was $0.

In accordance with ASC 470-50-15-2, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversions as debt extinguishments. Accordingly, the Company recorded a $88,976 loss on extinguishment of debt in the consolidated statement of operations

Unsecured Bridge Loan (see Note 2)

OrangeHook entered into a Letter of Intent with the Company and provided $157,249 as bridge financing to the Company at various dates between October 21, 2014 and December 22, 2014, in the form of unsecured loans.  The loans bear interest at 2% per annum and mature in one year.

During the years ended December 31, 2014 and 2013, the Company recognized $16,088 and $11,197 in amortization of the debt discount relating to notes payable, respectively.

During the years ended December 31, 2014 and 2013, the Company marked the warrants and derivative conversion feature to fair value and recorded gains of $313,640 and $482,195, respectively, relating to the change in fair value of derivative liabilities issued in connection with the notes payable.

Note 6.  Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2014 and 2013 are presented below:

Deferred Tax Assets:	2014	2013

Accrued Interest	$109,000	$487,000
Derivative Liabilities	-	287,000
Net operating loss carryforward	1,936,000	3,311,000

Total deferred tax asset	2,045,000	4,085,000

Valuation allowance	(2,045,000)	(4,085,000)

Deferred tax asset, net of valuation allowance	$-	$-
Change in valuation allowance	$(2,040,000)	$(6,000)

INDEX

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013

U.S. statutory federal rate	(34.0)%	34.0%
State income taxes, net of federal tax benefit	(5.8)%	5.8%
Gain on settlement of accounts payable with accrued expenses	(7.1)%	-%
Loss on extinguishment of debt	43.2%	-%
Section 382 NOL limitation	44.5%	-%
Write-off of prior year deferred tax assests	16.7%	-%
Stock compensation	-%	40.6%
Other permanent differences	(7.0)%	1.3%
Change in valuation allowance	(50.5)%	(81.7)%
Income tax provision (benefit)	-%	-%

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Federal
Current	$-	$-
Deferred	1,748,000	5,000
State and local
Current	-	-
Deferred	292,000	1,000
Change in valuation allowance	(2,040,000)	(6,000)
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

The Company is required to file income tax returns in U.S. federal and various state jurisdictions.  The Company has not yet filed its federal and state income tax returns for the period from January 20, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011, 2012, 2013 and 2014, respectively.  These returns will be subject to examination by tax authorities when filed.

At December 31, 2014 and 2013, the Company had approximately $4,900,000 and $8,300,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.  The Company will not be able to utilize these carryovers until the related tax returns are filed.  The net operating loss carryovers, if not utilized, will expire 20 years from the date that the losses were incurred.  In accordance with Section 382 of the Internal Revenue Code, the usage of the Company's net operating loss carryfowards are subject to annual limitations due to greater than 50% ownership changes.  The Section 382 limitation that became effective in 2014 has resulted in (a) approximately $4,400,000 of federal net operating losses not being realized, and (b) the write-off of approximately $1,800,000 of net operating loss deferred tax assets.

Note 7.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer. The Company agreed to pay Mr. Resnick $25,000 per month in bimonthly installments. Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination. As of December 31, 2014, the Company owed Mr. Resnick $180,000 under the services agreement, which included as accounts payable in the accompanying consolidated balance sheet.

INDEX

Operating Lease

The Company leased office space in Los Gatos, California pursuant to a month-to-month lease at a monthly rate of $1,100.  In March 2013, the Company terminated the lease.  In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage.  Rent expense amounted to $1,369 and $3,200 for the years ended December 31, 2014 and 2013, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of December 31, 2014.

As of December 31, 2014 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of December 31, 2014.

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

INDEX

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

Dividends in Arrears

Dividends in arrears on the outstanding Series A Preferred Stock totaled $868, or $0.00 per share as of December 31, 2014, and totaled $52,066, or $0.00 per share as of December 31, 2013.

Dividends in arrears on the outstanding Series B Preferred Stock totaled $90,850, or $0.01 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series C Preferred Stock totaled $183,314, or $0.01 per share as of December 31, 2014.

INDEX

Conversion of Accounts Payable into Common Stock and Series A Preferred Stock

In April 2014, the Company reached a settlement agreement with its former CFO on $7,160 of outstanding accounts payable by issuing 23,867 shares of Common Stock with a fair value of $4,296.  An officer capital contribution of $2,864 was recorded to Additional paid in capital.

In April 2014, the Company reached a settlement agreement with a related party consultant on $75,000 of outstanding accounts payable by issuing 166,667 Common Stock with a fair value of $30,000.  In addition, the Company issued the consultant 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price with a fair value of $16,700. A gain on settlement of accounts payable – related parties of $28,300 was recorded in the consolidated statement of operations.

In April 2014, the Company reached settlement agreements with former employees and consultants on $15,000 of outstanding accounts payable by issuing 25,000 shares of Series A Preferred Stock valued at $26,750.  A loss on settlement of accounts payable of $11,750 was recorded in the consolidated statement of operations.

In August 2014, the Company reached a settlement agreement with its former Chief Executive Officer and current Chairman of the Board of Directors on $242,798 of outstanding accounts payable and accrued expenses by issuing 423,789 shares of Common Stock valued at $0.  An officer capital contribution of $242,798 was recorded to Additional paid in capital.

Between July and September of 2014, the Company reached settlement agreements with former employees and consultants on $706,737 of accounts payable and accrued expenses by issuing 726,670 shares of Common Stock valued at $0.  A gain on settlement of accounts payable and accrued expenses of $706,737 was recorded in the consolidated statement of operations.

Waiver and Conversion of Series A Preferred Stock into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investor exchanged 41,667 shares of Series A Preferred Stock for 5,000 shares of Series B Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.30.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of his original investment in a New Bridge Note.  The investor invested $3,750 in a New Bridge Note, exchanged 41,667 shares of Series A Preferred Stock for 6,771 shares of Series C Preferred Stock and the exercise price on the investor’s 20,834 warrants attached to the stock was reduced to $0.25.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

In July and August 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investors exchanged 308,334 shares of Series A Preferred Stock for 37,001 shares of Series B Preferred Stock and the exercise price on the investors’ 154,168 warrants attached to the stock was reduced to $0.30.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

In July 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of their original investment in a New Bridge Note. The investors exchanged 250,000 shares of Series A Preferred Stock for 40,625 shares of Series C Preferred Stock and the exercise price on the investors’ 125,001 warrants attached to the stock was reduced to $0.25.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

Warrants

Details of warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding and exercisable at December 31, 2012	6,285,016	$0.57	$5.87	$-

Granted	-	-
Expired	-	-
Exercised	-	-
Warrants outstanding and exercisable at December 31, 2013	6,285,016	$0.57	$4.87	$-

Granted	2,879,702	$0.22	$4.36
Expired	-	-
Cancelled	(40,000)	$0.70
Exercised	-	-	-
Warrants outstanding and exercisable at December 31, 2014	9,124,718	$0.20	$4.13	$-

INDEX

Note 9.  Related Party Transactions

On February 1, 2010, the Company entered into a placement agent agreement (“Placement Agent Agreement”) with Middlebury Group LLC (“Middlebury”), where a previous director of the Company worked as a partner, to act as the placement agent in connection with a financing transaction.  The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.   As of December 31, 2013, the Company had amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement, and such amounts were included as part of accounts payable - related parties.  As discussed in Note 8, the Company reached a settlement agreement with Middlebury and settled the $75,000 in outstanding accounts payable by issuing 166,667 shares of common stock and 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price. A gain on settlement of accounts payable – related parties of $28,300 was recorded in the consolidated statement of operations.

During the years ended December 31, 2014 and 2013, the Company received advances from related parties of $200 and $23,834, respectively.  These advances are non-interest bearing and are due on demand.  As of December 31, 2014 and 2013, the amounts due to these related parties totaled $0 and $24,834 respectively, and are included as part of Accounts payable – related parties.

Note 10. Subsequent Events

Unsecured Bridge Loan

As disclosed in Note 2, OrangeHook entered into a Letter of Intent with the Company.  Subsequent to December 31, 2014, OrangeHook provided $262,000 as bridge financing to the Company, in the form of unsecured loans.

Issuance of Common Stock

As mentioned in Note 5, the Company issued 125,000 shares to an investor in February 2015 in conjunction with an August 2014 amendment to a note subscription agreement with a principal amount of $100,000.

Issuance of Warrants for Professional Services

In April 2015, the Board of Directors authorized the issuance of warrants to purchase shares of common stock with a five year term at a $0.20 exercise price for professional services rendered by the following parties:

●           1,500,000 warrants were issued to a law firm
●           1,418,846 warrants were issued to a CFO outsourcing firm
●           8,513,078 warrants were issued to Mr. Resnick, the Company’s acting Chief Executive Officer.

As of the date of this report, the warrants have not been issued.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVEL HOLDINGS, INC.

Date: June 22, 2015	By:	/s/ Jay Elliot
Jay Elliot, Chairman of the Board of Directors
(Principal Executive Officer, Principal Accounting and Financial Officer)

Date: June22, 2015	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 22, 2015	By:	/s/ Jay Elliot
Jay Elliot, Chairman of the Board of Directors
(Principal Executive Officer, Principal Accounting and Financial Officer)