Form 10-Q
period 2015-03-31
NUVEL HOLDINGS, INC.
filed 2015-07-28
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of July 24, 2015 the registrant had 15,059,033 shares of common stock, par value $.001 per share, issued and outstanding.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)

Assets

Current assets:
Cash	$26,595	$36,871
Total Assets	$26,595	$36,871

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$719,200	$581,723
Accrued interest	329,727	274,827
Accrued payroll and related expenses	189,067	173,227
Other accrued expenses	154,058	122,990
Notes payable	626,249	472,249
Convertible notes payable- net of debt discount of
$314 and $665 as of March 31, 2015 and December 31, 2014, respectively	1,297,390	1,297,039
Total Liabilities	3,315,691	2,922,055

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,813,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
25,000 shares issued and outstanding (aggregate liquidation preferences of
$31,168 and $30,868) as of March 31, 2015 and December 31, 2014, respectively	25	25
Series B Preferred stock, $.001 par value; 2,000,000 shares authorized;
549,795 shares issued and outstanding (aggregate liquidation preferences of $3,439,101
and $3,389,620) as of March 31, 2015 and December 31, 2014, respectively	550	550
Series C Preferred stock, $.001 par value; 2,000,000 shares authorized;
1,471,121 shares issued and outstanding (aggregate liquidation preferences of $9,469,030
and $9,363,109) as of March 31, 2015 and December 31, 2014, respectively	1,471	1,471
Series D Preferred stock, $.001 par value; 2,000,000 shares authorized;
1,767,358 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,767	1,767
Common stock, $0.001 par value; 100,000,000 shares authorized;
15,059,033 and 14,934,033 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	15,059	14,934
Additional paid in capital	11,624,317	11,624,442
Accumulated deficit	(14,932,285)	(14,528,373)

Total stockholders' deficiency	(3,289,096)	(2,885,184)

Total liabilities and stockholders' deficiency	$26,595	$36,871

These accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Operating expenses
Marketing and promotion	503	-
Payroll and benefits	173,773	22,000
General and administrative	173,850	300
Research and development	535	-
Total operating expenses	348,661	22,300

Operating loss	(348,661)	(22,300)

Other income (expense)

Interest expense	(54,900)	(120,969)
Amortization of debt discount	(351)	(46,365)
Amortization of deferred financing costs	-	(13,334)
Change in fair value of derivative liabilities	-	19,705

Total other expense	(55,251)	(160,963)

Net loss	(403,912)	(183,263)

Preferred stock contractual dividends	(155,702)	(7,700)

Net loss available to common stockholders	$(559,614)	$(190,963)

Net loss per common share: basic and diluted	$(0.04)	$(0.02)

Weighted average number of common shares outstanding
- basic and diluted	14,992,366	12,218,040

These accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities:
Net loss	$(403,912)	$(183,263)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	351	46,365
Amortization of deferred financing costs	-	13,334
Change in fair value of derivative liabilities	-	(19,705)
Changes in operating assets and liabilities:
Accounts payable	137,477	8,300
Accrued interest	54,900	120,969
Accrued payroll and related expenses	15,840	14,000
Other accrued expenses	31,068	-

Net Cash Used in Operating Activities	(164,276)	-

Cash Flows From Financing Activities:
Cash overdraft	-	200
Proceeds from issuance of notes payable	154,000	-
Net Cash Provided by Financing Activities	154,000	200

Net increase (decrease) in cash	(10,276)	200

Cash, beginning of the period	36,871	-

Cash, end of the period	$26,595	$200

Non-cash investing and financing activities:

Note payable issued to settle accrued expenses	$-	$40,000

Common stock issued in conjunction with note payable refinancing	$-	$-

These accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Business Organization, and Nature of Operations

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which  are  considered necessary for a fair presentation of the condensed financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10K on June 22, 2015.

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, the Company had a working capital deficiency of $3,289,096 and a stockholders’ deficiency of $3,289,096.  Furthermore, as of the date of this filing, the Company has $275,000 and $558,495 of notes payable and convertible notes payable, respectively, that have matured and are in default.  The Company has not generated any material revenues and incurred net losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings. Subsequent to March 31, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $190,000. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it can be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be during the third quarter of 2015 (“the Closing”). As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of the parties. The Company will account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer.  Pursuant to the Letter of Intent, OrangeHook provided $501,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its whollyowned subsidiary, Nuvel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of our stock, debt discount, derivative liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be antidilutive. Antidilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014, respectively, are as follows:

	March 31,
	2015	2014

Warrants to purchase common stock	9,124,718	6,285,016
Series A Convertible Preferred Stock	25,000	641,668
Series B Convertible Preferred Stock	10,995,900	-
Series C Convertible Preferred Stock	29,422,420	-
Series D Convertible Preferred Stock	1,767,358	-
Convertible Notes	7,209,463	962,963
Totals	58,544,859	7,889,647

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, and notes payable approximate fair value due to the short term nature of these instruments. The carrying amounts of the Company’s short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Financial liabilities that are measured at fair value on a recurring basis include the derivative conversion features and warrant liabilities.  Since the value of the common stock was de minimus as of March 31, 2015 and December 31, 2014, the values of the derivative conversion features and warrant liabilities were also de minimus as of March 31, 2015 and December 31, 2014.

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

The derivative liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and BlackScholes formula and are classified within Level 3 of the valuation hierarchy.

A significant decrease in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense on the Company’s condensed consolidated statements of operations.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4. Convertible Notes Payable

On January 1, 2015, an event of default occurred on convertible notes totaling $636,249.  The event of default pertained to the Company failing to make a required interest payment on December 31, 2014.  On July 7, 2015, the holders of the convertible notes waived the event of default provisions.  As consideration for the waiver, the Company increased the principal amounts on the notes from $636,249 to $816,879.  The maturity date of these notes were extended to September 30, 2015.  All remaining terms of the convertible notes remained the same.

Subsequent to March 31, 2015 and as of the date of this filing, additional convertible notes payable totaling $558,495 have passed their respective maturity dates and have not been repaid.  As of the maturity date of the notes, the interest rates will increase to the default rate of 16%.

Note 5. Notes Payable

Amendments to Notes

In February 2015, the Company issued 125,000 shares with a de minimus value to an investor in conjunction with an August 2014 amendment to a $100,000 note subscription agreement.

Unsecured Bridge Loan (see Note 2)

OrangeHook provided $158,000 as bridge financing to the Company at various dates during the three months ended March 31, 2015, in the form of unsecured loans.  The loans bear interest at 2% per annum and mature in one year.

Effective January 1, 2015 and as of the date of this filing, notes payable totaling $275,000 passed their maturity dates and have not been repaid.

Note 6.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer. The Company agreed to pay Mr. Resnick $25,000 per month in bimonthly installments. Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination. As of March 31, 2015 and December 31, 2014, the Company owed Mr. Resnick $255,000 and $180,000, respectively, under the services agreement, which is noted as accounts payable in the accompanying condensed consolidated balance sheets.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage. Rent expense for the three months ended March 31, 2015 and 2014 was $565 and $0, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters as of March 31, 2015.

As of March 31, 2015 and through the date of this filing, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of March 31, 2015.

Note 7. Stockholders’ Deficiency

Dividends in Arrears

Dividends in arrears on the outstanding Series A Preferred Stock totaled $1,168, or $0.00 per share as of March 31, 2015, and totaled $868, or $0.00 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series B Preferred Stock totaled $140,331, or $0.01 per share as of March 31, 2015, and totaled $90,850, or $0.01 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series C Preferred Stock totaled $289,235, or $0.02 per share as of March 31, 2015, and totaled $183,314, or $0.01 per share as of December 31, 2014.

Note 8. Subsequent Events

Unsecured Bridge Loan

As disclosed in Note 2, OrangeHook entered into a Letter of Intent with the Company.  Subsequent to March 31, 2015 and through the date of this filing, OrangeHook provided $190,000 as bridge financing to the Company, in the form of unsecured loans.

Issuance of Warrants for Professional Services

In April 2015, the Board of Directors authorized the issuance of warrants to purchase shares of common stock with a five year term at a $0.20 exercise price for professional services rendered by the following parties:

●      1,500,000 warrants were issued to a law firm
●      1,418,846 warrants were issued to a CFO outsourcing firm
●      8,513,078 warrants were issued to Mr. Resnick, acting Chief Executive Officer

On June 30, 2015, these warrants were issued by the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forwardlooking statements. These forwardlooking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forwardlooking statements contained in this filing will in fact occur. You should not place undue reliance on these forwardlooking statements.

The forwardlooking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forwardlooking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," and "our," refer to (i) Nuvel Holdings, Inc., a Florida corporation, and (ii) Nuvel, Inc., a Delaware corporation, which is a whollyowned subsidiary of Nuvel Holdings, Inc.

Plan of Operations

The Company, through its whollyowned subsidiary Nuvel DE, plans to engage in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over private Enterprise networks, or across an enterprise’s gateway to the public Internet (also known as the Web). Our products will strive to provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed with the intent to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers.

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues. Since inception, we have incurred substantial losses. As of March 31, 2015 and December 31, 2014, our accumulated deficit was $14,932,285 and $14,528,573, respectively, our stockholders’ deficiency was $3,289,096 and $2,885,184, respectively, and our working capital deficiency was $3,289,096 and $2,885,184, respectively. Furthermore, as of the date of this filing, the Company has $275,000 and $558,495 of notes payable and convertible notes payable, respectively, that have matured and are in default. We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of March 31, 2015 and December 31, 2014 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to March 31, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $190,000. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction”). The anticipated closing date is to be during the third quarter of 2015 (“the Closing”). As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of the parties. The Company will account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer.  Pursuant to the Letter of Intent, OrangeHook provided $501,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended March 31, 2015, marketing and promotion expenses increased by $503 as compared to the three months ended March 31, 2014.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended March 31, 2015, payroll and benefits increased by $151,773 as compared to the three months ended March 31, 2014. Due to the New Bridge Note funds and unsecured loan funds received subsequent to March 31, 2014, the Company was able to re-hire some of its former employees to resume operations on a limited basis and hire an interim Chief Executive Officer.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended March 31, 2015, general and administrative expenses increased by $173,550 as compared to the three months ended March 31, 2014.  The increase was primarily attributable to legal, accounting and auditing services pertaining to becoming current on the Company’s public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred.  For the three months ended March 31, 2015, research and development expenses increased by $535 as compared to the three months ended March 31, 2014.

Interest expense

For the three months ended March 31, 2015, interest expense decreased by $66,069, or 55%, as compared to the three months ended March 31, 2014. The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock in during the summer of 2014.

Amortization of debt discount

For the three months ended March 31, 2015, amortization of debt discount decreased by $46,014 as compared to the three months ended March 31, 2014.  The amortization of the debt discount on the November 2012 Notes accounted for the variance since the debt discount on the November 2012 Notes was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the three ended March 31, 2015, amortization of deferred financing costs decreased by $13,334 as compared to the three months ended March 31, 2014.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the three months ended March 31, 2015, change in fair value of derivative liabilities decreased $19,705 as compared to the three months ended March 31, 2014. The decrease was attributable to the continued decrease in the fair value of the  Company's common stock.

Net loss

For the three months ended March 31, 2015, the net loss was $403,912 versus a net loss of $183,263 for the three months ended March 31, 2014. The increase in the loss as compared to the prior year was primarily attributable to increases in payroll and benefits and general and administrative expenses, and was partially offset by decreases in interest expense and debt discount amortization.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2015	December 31, 2014

Cash	$26,595	$36,871
Working Capital Deficiency	$(3,289,096)	$(2,885,184)
Debt (Current)	$1,923,639	$1,769,288

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2015 and 2014 in the amounts of $(164,276) and $0, respectively. The cash used in operating activities during the three ended March 31, 2015 was primarily due to cash used to fund operations of the Company and to become current on its public filings.  The Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to curtail operations for approximately one year. Due to the New Bridge Note funds and unsecured loan funds received subsequent to March 31, 2014, the Company was able to resume operations on a limited basis.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $154,000 and $200, respectively.  The cash provided by financing activities for the three months ended March 31, 2015 was attributable to the proceeds from the unsecured loans while the cash provided by financing activities for the three months ended March 31, 2014 was attributable to a cash overdraft.

Availability of Additional Funds

Based upon our working capital deficiency as of March 31, 2015 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to March 31, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $190,000. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Critical Accounting Policies and Use of Estimates

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

Off Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, there were no off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation SK (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the material weaknesses disclosed in the Company’s Form 10-K continue to exist and accordingly, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2015, the Company issued unsecured loans totaling $82,000 to OrangeHook, Inc.

The above issuances of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration provided by Section 4(a) (2) and Rule 506(b) under the 1933 Act for such issuance.

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8K and the Company’s quarterly reports on Form 10Q.

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

NUVEL HOLDINGS, INC.

Date: July 28, 2015	By:	/s/ Jay Elliot
Jay Elliot
Chairman of the Board of Directors
(principal executive officer and principal financial and accounting officer)

Date: July 28, 2015	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer
(principal executive officer and principal financial and accounting officer)