Form 10-Q
period 2015-06-30
NUVEL HOLDINGS, INC.
filed 2015-08-21
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No    ☐

As of August 20, 2015 the registrant had 15,109,033 shares of common stock, par value $.001 per share, issued and outstanding.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)

Assets

Current assets:
Cash	$35,549	$36,871
Total Assets	$35,549	$36,871

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$845,591	$581,723
Accrued interest	329,727	274,827
Accrued payroll and related expenses	189,067	173,227
Other accrued expenses	294,405	122,990
Notes payable	734,249	472,249
Convertible notes payable- net of debt discount of
$0 and $665 as of June 30, 2015 and December 31, 2014, respectively	1,297,704	1,297,039
Total Liabilities	3,690,743	2,922,055

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,813,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
25,000 shares issued and outstanding (aggregate liquidation preferences of
$31,468 and $30,868) as of June 30, 2015 and December 31, 2014, respectively	25	25
Series B Preferred stock, $0.001 par value; 2,000,000 shares authorized;
549,795 shares issued and outstanding (aggregate liquidation preferences of $3,488,583
and $3,389,620) as of June 30, 2015 and December 31, 2014, respectively	550	550
Series C Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,471,121 shares issued and outstanding (aggregate liquidation preferences of $9,574,951
and $9,363,109) as of June 30, 2015 and December 31, 2014, respectively	1,471	1,471
Series D Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,767,358 shares issued and outstanding as of June 30 2015 and December 31, 2014, respectively	1,767	1,767
Common stock, $0.001 par value; 100,000,000 shares authorized;
15,059,033 and 14,934,033 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	15,059	14,934
Additional paid in capital	11,624,317	11,624,442
Accumulated deficit	(15,298,383)	(14,528,373)

Total stockholders' deficiency	(3,655,194)	(2,885,184)

Total liabilities and stockholders' deficiency	$35,549	$36,871

These accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses
Marketing and promotion	-	8,186	503	8,186
Payroll and benefits	157,753	155,238	331,526	177,238
General and administrative	158,318	42,323	332,168	42,623
Research and development	749	7,216	1,284	7,216
Total operating expenses	316,820	212,963	665,481	235,263

Operating loss	(316,820)	(212,963)	(665,481)	(235,263)

Other income (expense)

Interest expense	(48,964)	(124,723)	(103,864)	(245,692)
Amortization of debt discount	(314)	(4,077)	(665)	(50,442)
Amortization of deferred financing costs	-	(1,161)	-	(14,495)
Change in fair value of derivative liabilities	-	935,475	-	955,180
Loss on settlement of accounts payable	-	(29,250)	-	(29,250)
Gain on settlement of accounts payable - related party	-	28,300	-	28,300
Loss on extinguishment of debt	-	(2,043,258)	-	(2,043,258)

Total other expense	(49,278)	(1,238,694)	(104,529)	(1,399,657)

Net loss	(366,098)	(1,451,657)	(770,010)	(1,634,920)

Preferred stock contractual dividends	(155,702)	(4,132)	(311,404)	(11,832)

Net loss available to common stockholders	$(521,800)	$(1,455,789)	$(1,081,414)	$(1,646,752)

Net loss per common share: basic and diluted	$(0.03)	$(0.12)	$(0.07)	$(0.13)

Weighted average number of common shares outstanding
- basic and diluted	15,059,033	12,415,346	15,025,193	12,318,564

These accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014

Cash Flows From Operating Activities:
Net loss	$(770,010)	$(1,634,920)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	665	50,442
Amortization of deferred financing costs	-	14,495
Change in fair value of derivative liabilities	-	(955,180)
Loss on non-cash settlement of accounts payable	-	29,250
Gain on non-cash settlement of accounts payable - related parties	-	(28,300)
Loss on extinguishment of debt		2,043,258
Changes in operating assets and liabilities:
Accounts payable	263,868	36,962
Accrued interest	54,900	245,691
Accrued payroll and related expenses	15,840	18,072
Other accrued expenses	171,415	-
Net Cash Used in Operating Activities	(263,322)	(180,230)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	-	285,250
Advances from a related party	-	200
Proceeds from issuance of notes payable	262,000	-
Net Cash Provided by Financing Activities	262,000	285,450

Net (decrease) increase in cash	(1,322)	105,220

Cash, beginning of the period	36,871	-

Cash, end of the period	$35,549	$105,220

Non-cash investing and financing activities:

Convertible notes payable issued to settle accounts payable	$-	$178,245
Series A preferred stock issued to settle accounts payable	$-	$26,750
Common stock issued to settle accounts payable	$-	$4,296
Common stock and warrants issued to settle accounts payable - related parties	$-	$46,700
Series D preferred stock issued with convertible notes payable	$-	$318,124
Notes payable and accrued interest converted in Series C preferred stock	$-	$250,908
Convertible notes payable and accrued interest converted in Series B preferred stock	$-	$788,827
Convertible notes payable and accrued interest converted in Series C preferred stock	$-	$1,778,702
Warrants issued with New Bridge convertible notes	$-	$1,405
Note payable issued to settle accrued expenses	$-	$40,000
Common stock issued with conversion of convertible notes payable into Series B preferred stock	$-	$3,900
Common stock issued in conjunction with note payable refinancing	$-	$2,864

These accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Business Organization and Nature of Operations

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which  are  considered necessary for a fair presentation of the condensed financial position of the Company as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on June 22, 2015.

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had a working capital deficiency of $3,655,194 and a stockholders’ deficiency of $3,655,194.  Furthermore, as of the date of this filing, the Company has $275,000 and $573,495 of notes payable and convertible notes payable, respectively, that have matured and are in default.  The Company has not generated any material revenues and incurred net losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings. Subsequent to June 30, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $163,000. The Company intends to raise additional capital from private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it can be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota Corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction.”) The anticipated closing date is to be during the third quarter of 2015 (“the Closing.”)  As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of the parties. The Company will account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer.  Through the date of this filing, pursuant to the Letter of Intent, OrangeHook provided $582,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

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

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be antidilutive. Antidilutive securities excluded from the computation of basic and diluted net loss per share for the six months ended June 30, 2015 and 2014, respectively, are as follows:

	June 30,
	2015	2014

Warrants to purchase common stock	20,556,642	8,263,438
Series A Convertible Preferred Stock	25,000	583,334
Series B Convertible Preferred Stock	10,995,900	3,287,180
Series C Convertible Preferred Stock	29,422,420	8,017,400
Series D Convertible Preferred Stock	1,767,358	1,767,358
Convertible Notes	7,209,463	5,406,909
Totals	69,976,783	7,889,647

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

Financial liabilities that are measured at fair value on a recurring basis include the derivative conversion features and warrant liabilities.  Since the value of the common stock was de minimus as of June 30, 2015 and December 31, 2014, the values of the derivative conversion features and warrant liabilities were also de minimus as of June 30, 2015 and December 31, 2014.

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

The derivative liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and Black Scholes formula and are classified within Level 3 of the valuation hierarchy.

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

Note 4. Convertible Notes Payable

On January 1, 2015, an event of default occurred on convertible notes totaling $636,249.  The event of default pertained to the Company failing to make a required interest payment on December 31, 2014.  On July 7, 2015, the holders of the convertible notes waived the event of default provisions.  As consideration for the waiver, the Company increased the principal amounts on the notes from $636,249 to $816,879.  As a result, the Company will account for the waiver as an extinguishment and recognize the increased principal amount of the note.  The maturity dates of these notes were extended to September 30, 2015.  All remaining terms of the convertible notes remained the same.

As of the date of this filing, additional convertible notes payable totaling $573,495 have passed their respective maturity dates and have not been repaid.  As of the maturity date of the notes, the interest rates increased to the default rate of 16% and the interest is being accrued.

Note 5. Notes Payable

Amendments to Notes

In February 2015, the Company issued 125,000 shares with a de minimus value to an investor in conjunction with an August 2014 amendment to a $100,000 note subscription agreement.

Unsecured Bridge Loan (see Note 2)

OrangeHook provided $262,000 as bridge financing to the Company at various dates during the six months ended June 30, 2015, in the form of unsecured loans.  The loans bear interest at 2% per annum and mature in one year.

Effective January 1, 2015 and as of the date of this filing, notes payable totaling $275,000 passed their maturity dates and have not been repaid.  The notes are being carried as due on demand.

Note 6.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer. The Company agreed to pay Mr. Resnick $25,000 per month in bimonthly installments. Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination. As of June 30, 2015 and December 31, 2014, the Company owed Mr. Resnick $320,000 and $180,000, respectively, under the services agreement, which is noted as accounts payable in the accompanying condensed consolidated balance sheets.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage. Rent expense for the three months ended June 30, 2015 and 2014 was $487 and $507, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $1,052 and $507, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters as of June 30, 2015.

As of June 30, 2015 and through the date of this filing, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of June 30, 2015.

Note 7. Stockholders’ Deficiency

Warrants
On June 30, 2015, the Board of Directors granted the issuance of warrants to purchase shares of common stock with a five year term and a $0.20 exercise price as a bonus for professional services rendered by the following parties:

●      1,500,000 warrants were issued to a law firm
●      1,418,846 warrants were issued to a CFO outsourcing firm
●      8,513,078 warrants were issued to Mr. Resnick, acting Chief Executive Officer

Utilizing an option pricing model, the warrants were deemed to have diminimus value.  As a result, the Company utilized the fair value of such potential interest on each of the recipients accrued compensation, at a 2% interest rate.

Dividends in Arrears

Dividends in arrears on the outstanding Series A Preferred Stock totaled $1,468, or $0.00 per share as of June 30, 2015, and totaled $868, or $0.00 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series B Preferred Stock totaled $189,813, or $0.01 per share as of June 30, 2015, and totaled $90,850, or $0.01 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series C Preferred Stock totaled $395,156, or $0.03 per share as of June 30, 2015, and totaled $183,314, or $0.01 per share as of December 31, 2014.

Note 8. Subsequent Events

As disclosed in Note 2, OrangeHook entered into a Letter of Intent with the Company.  Subsequent to June 30, 2015 and through the date of this filing, OrangeHook provided $163,000 as bridge financing to the Company, in the form of unsecured loans.

On July 20, 2015, the Company issued 50,000 shares to a consultant pursuant to the termination of a 2013 service agreement.

On July 30, 3015, an executive resigned from his position within the Company. Pursuant to the separation agreement the Company is required to pay the executive $73,013 in three installments. In addition, the Company granted the executive a non-exclusive, non-transferrable license to use a software platform owned by the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward looking statements. These forward looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forwardlooking statements contained in this filing will in fact occur. You should not place undue reliance on these forwardlooking statements.

The forwardlooking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forwardlooking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company," "we," "us," and "our," refer to (i) Nuvel Holdings, Inc., a Florida corporation, and (ii) Nuvel, Inc., a Delaware corporation, which is a wholly owned subsidiary of Nuvel Holdings, Inc.

Recent Developments

As reported by the Company on its Form 8-K filed with the SEC on August 4, 2015, on July 30, 2015, Mr. Richard Resnick and Mr. James L. Mandel were appointed as members of the Company’s Board of Directors and Jay Elliot resigned from his position as a director of the Company.

Plan of Operations

The Company, through its wholly owned subsidiary Nuvel DE, plans to engage in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over private Enterprise networks, or across an enterprise’s gateway to the public Internet (also known as the Web). Our products will strive to provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed with the intent to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers.

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues. Since inception, we have incurred substantial losses. As of June 30, 2015 and December 31, 2014, our accumulated deficit was $15,298,383 and $14,528,573, respectively, our stockholders’ deficiency was $3,655,194 and $2,885,184, respectively, and our working capital deficiency was $3,655,194 and $2,885,184, respectively. Furthermore, as of the date of this filing, the Company has $275,000 and $573,495 of notes payable and convertible notes payable, respectively, that have matured and are in default. We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of June 30, 2015 and December 31, 2014 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to June 30, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $163,000. The Company intends to raise additional capital from private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction.”)  The anticipated closing date is to be during the third quarter of 2015 (“the Closing.”)   As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of the parties. The Company will account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer.  Through the date of this filing, pursuant to the Letter of Intent, OrangeHook provided $582,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.
Three Months Ended June 30, 2015 compared with Three Months Ended June 30, 2014

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended June 30, 2015, marketing and promotion expenses decreased by $8,186 as compared to the three months ended June 30, 2014, as the Company had limited marketing and promotion expenses due to cost cutting efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended June 30, 2015, payroll and benefits increased by $2,515 as compared to the three months ended June 30, 2014. Due to the New Bridge Note funds and unsecured loan funds received, the Company was able to re-hire some of its former employees to resume operations on a limited basis and hire an interim Chief Executive Officer.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended June 301, 2015, general and administrative expenses increased by $115,995 as compared to the three months ended June 30, 2014.  The increase was primarily attributable to legal, accounting and auditing services pertaining to becoming current on the Company’s public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred.  For the three months ended June 30, 2015, research and development expenses decreased by $6,467 as compared to the three months ended June 30, 2014.  The Company has limited capital, resulting in a limited research and development budget.

Interest expense

For the three months ended June 30, 2015, interest expense decreased by $77,759, or 61%, as compared to the three months ended June 30, 2014. The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock during the summer of 2014.

Amortization of debt discount

For the three months ended June 30, 2015, amortization of debt discount decreased by $3,763 as compared to the three months ended June 30, 2014.  The amortization of the debt discount on the November 2012 Notes accounted for the variance since the debt discount on the November 2012 Notes was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the three months ended June 30, 2015, amortization of deferred financing costs decreased by $1,161 as compared to the three months ended June 30, 2014.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014 and no related expense recorded during the current three month period.

Change in fair value of derivative liabilities

For the three months ended June 30, 2015, change in fair value of derivative liabilities decreased $935,475 as compared to the three months ended June 30, 2014. The decrease was attributable to the continued decrease in the fair value of the Company’s common stock.

Loss on settlement of accounts payable

For the three months ended June 30, 2014, a loss on settlement of accounts payable of $29,250 was recorded as compared to $0 for the three months ended June 30, 2015.  During the second quarter of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the three months ended June 30, 2014, a gain on settlement of accounts payable – related parties of $28,300 was recorded as compared to $0 during the three months ended June 30, 2015.  During the second quarter of 2014, the Company settled an outstanding payable balance with a related party with equity securities.

Loss on extinguishment of debt

For the three months ended June 30, 2014, the Company recorded a loss on extinguishment of debt $2,043,258 as compared to $0 for the three months ended June 30, 2015.  The prior year amount was attributable to the losses on the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second quarter of 2014.

Net loss

For the three months ended June 30, 2015, the net loss was $366,098 versus a net loss of $1,451,657 for the three months ended June 30, 2014. The decrease in the loss compared to the prior year is primarily attributable to the other expense items discussed above, particularly the loss on extinguishment of debt.

Six Months Ended June 30, 2015 compared with Six Months Ended June 30, 2014

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the six months ended June 30, 2015, marketing and promotion expenses decreased by $7,683 as compared to the three months ended June 30, 2014, as the Company had limited marketing and promotional efforts due to cost cutting efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the six months ended June 30, 2015, payroll and benefits increased by $154,288 as compared to the six months ended June 30, 2014. Due to the New Bridge Note funds and unsecured loan funds received during the period, the Company was able to re-hire some of its former employees to resume operations on a limited basis and hire an interim Chief Executive Officer.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the six months ended June 30, 2015, general and administrative expenses increased by $289,545 as compared to the six months ended June 30, 2014.  The increase was primarily attributable to legal, accounting and auditing services pertaining to becoming current on the Company’s public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred.  For the six months ended June 30, 2015, research and development expenses decreased by $5,932 as compared to the six months ended June 30, 2014.  The Company has limited capital, resulting in a limited research and development budget.

Interest expense

For the six months ended June 30, 2015, interest expense decreased by $141,828, or 58%, as compared to the six months ended June 30, 2014. The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock during the summer of 2014.

Amortization of debt discount

For the six months ended June 30, 2015, amortization of debt discount decreased by $49,777 as compared to the six months ended June 30, 2014.  The amortization of the debt discount on the November 2012 Notes accounted for the variance since the debt discount on the November 2012 Notes was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the six months ended June 30, 2015, amortization of deferred financing costs decreased by $14,495 as compared to the six months ended June 30, 2014.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the six months ended June 30, 2015, change in fair value of derivative liabilities decreased $955,180 as compared to the six months ended June 30, 2014. The decrease was attributable to the continued decrease in the fair value of the Company’s common stock.

Loss on settlement of accounts payable

For the six months ended June 30, 2014, a loss on settlement of accounts payable of $29,250 was recorded as compared to $0 for the six months ended June 30, 2015.  During the second quarter of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the six months ended June 30, 2014, a gain on settlement of accounts payable – related parties of $28,300 was recorded as compared to $0 during the six months ended June 30, 2015.  During the second quarter of 2014, the Company settled an outstanding payable balance with a related party with equity securities.

Loss on extinguishment of debt

For the six months ended June 30, 2014, the Company recorded a loss on extinguishment of debt $2,043,258 as compared to $0 for the six months ended June 30, 2015.  The prior year amount was attributable to the losses on the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second quarter of 2014.

Net loss

For the six months ended June 30, 2015, the net loss was $770,010 versus a net loss of $1,634,752 for the six months ended June 30, 2014. The decrease in the loss compared to the prior year is primarily attributable to the other expense items discussed above, particularly the loss on extinguishment of debt which was offset by the gain on the change in fair value of derivative liability.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2015	December 31, 2014

Cash	$35,549	$36,871
Working Capital Deficiency	$(3,655,194)	$(2,885,184)
Debt (Current)	$2,031,953	$1,769,288

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2015 and 2014 in the amounts of $(263,322) and $(180,230), respectively. The cash used in operating activities during the six months ended June 30, 2015 was primarily due to cash used to fund operations of the Company and to become current on its public filings.  The Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to curtail operations for approximately one year. Due to the bridge notes and unsecured loan funds received subsequent to March 31, 2014, the Company was able to resume operations on a limited basis.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $262,000 and $285,200, respectively.  The cash provided by financing activities for the six months ended June 30, 2015 was attributable to the proceeds from the unsecured loans from Orange Hook while the cash provided by financing activities for the six months ended June 30, 2014 was attributable to proceeds from the issuance of convertible notes payable.

Availability of Additional Funds

Based upon our working capital deficiency as of June 30, 2015 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to June 30, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $163,000. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Off Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, there were no off balance sheet arrangements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2015, the Company issued unsecured loans totaling $58,000 to OrangeHook, Inc.

On June 10, 2015, the Company issued unsecured loans totaling $50,000 to OrangeHook, Inc.

On June 30, 2015, the Board of Directors granted the issuance of warrants to purchase shares of common stock with a five year term and a $0.20 exercise price as a bonus for professional services rendered by the following parties:

●      1,500,000 warrants were issued to a law firm
●      1,418,846 warrants were issued to a CFO outsourcing firm
●      8,513,078 warrants were issued to Mr. Resnick, acting Chief Executive Officer

On July 13, 2015, the Company issued unsecured loans totaling $82,000 to OrangeHook, Inc.

On July 20, 2015, the Company issued 50,000 shares to a consultant pursuant to the termination of a service agreement.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Not applicable.

ITEM 6.      EXHIBITS

(a)     Exhibits

Exhibit Number	Description

31.1	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

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

Date: August 20, 2015	By:	/s/ RichardResnick
Richard Resnick
Acting Chief Executive Officer and Director
(principal executive officer and principal financial and accounting officer)