Form 10-Q
period 2015-09-30
NUVEL HOLDINGS, INC.
filed 2015-11-19
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of November 10, 2015 the registrant had 15,359,033 shares of common stock, par value $.001 per share, issued and outstanding.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)

Assets

Current assets:
Cash	$12,362	$36,871
Total Assets	$12,362	$36,871

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$819,444	$581,723
Accrued interest	332,453	274,827
Accrued payroll and related expenses	217,867	173,227
Other accrued expenses	249,601	122,990
Notes payable	305,000	472,249
Notes payable - related party	626,249	-
Convertible notes payable- net of debt discount of
$0 and $665 as of September 30, 2015 and December 31, 2014, respectively	1,490,359	1,297,039
Total Liabilities	4,040,973	2,922,055

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,813,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
25,000 shares issued and outstanding (aggregate liquidation preferences of
$31,768 and $30,868) as of September 30, 2015 and December 31, 2014, respectively	25	25
Series B Preferred stock, $0.001 par value; 2,000,000 shares authorized;
549,795 shares issued and outstanding (aggregate liquidation preferences of $3,538,064
and $3,389,620) as of September 30, 2015 and December 31, 2014, respectively	550	550
Series C Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,471,121 shares issued and outstanding (aggregate liquidation preferences of $9,680,871
and $9,363,109) as of September 30, 2015 and December 31, 2014, respectively	1,471	1,471
Series D Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,767,358 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,767	1,767
Common stock, $0.001 par value; 100,000,000 shares authorized;
15,109,033 and 14,934,033 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	15,109	14,934
Additional paid in capital	11,631,767	11,624,442
Accumulated deficit	(15,679,300)	(14,528,373)

Total stockholders' deficiency	(4,028,611)	(2,885,184)

Total liabilities and stockholders' deficiency	$12,362	$36,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses
Marketing and promotion	85	-	588	8,186
Payroll and benefits	142,776	169,190	474,302	346,428
General and administrative	90,928	265,100	423,096	307,723
Research and development	711	516	1,995	7,732
Total operating expenses	234,500	434,806	899,981	670,069

Operating loss	(234,500)	(434,806)	(899,981)	(670,069)

Other income (expense)

Interest expense	(59,387)	(53,802)	(163,251)	(299,494)
Amortization of debt discount	(87,030)	(6,786)	(87,695)	(57,228)
Amortization of deferred financing costs	-	-	-	(14,495)
Change in fair value of derivative liabilities	-	9,250	-	964,430
Gain on settlement of accounts payable	-	706,737	-	677,487
Gain on settlement of accounts payable - related party	-	-	-	28,300
Loss on extinguishment of debt	-	(2,265,365)	-	(4,308,623)

Total other expense	(146,417)	(1,609,966)	(250,946)	(3,009,623)

Net loss	(380,917)	(2,044,772)	(1,150,927)	(3,679,692)

Preferred stock contractual dividends	(155,702)	(55,433)	(467,106)	(67,265)

Net loss available to common stockholders	$(536,619)	$(2,100,205)	$(1,618,033)	$(3,746,957)

Net loss per common share: basic and diluted	$(0.04)	$(0.15)	$(0.11)	$(0.29)

Weighted average number of common shares outstanding
- basic and diluted	15,098,163	13,858,874	15,049,784	12,836,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014

Cash Flows From Operating Activities:
Net loss	$(1,150,927)	$(3,679,692)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	87,695	57,228
Amortization of deferred financing costs	-	14,495
Stock based compensation	7,500
Change in fair value of derivative liabilities	-	(964,430)
Gain on non-cash settlement of accounts payable	-	(677,487)
Gain on non-cash settlement of accounts payable - related parties	-	(28,300)
Loss on extinguishment of debt	-	4,308,623
Changes in operating assets and liabilities:
Accounts payable	237,721	201,616
Accrued interest	163,251	300,994
Accrued payroll and related expenses	44,640	33,912
Other accrued expenses	126,611	116,444
Net Cash Used in Operating Activities	(483,509)	(316,597)

Cash Flows From Financing Activities:
Repayment of notes payable	(10,000)	-
Proceeds from issuance of convertible notes payable	-	322,750
Advances from a related party	-	200
Proceeds from issuance of notes payable - related party	469,000	-
Net Cash Provided by Financing Activities	459,000	322,950

Net (decrease) increase in cash	(24,509)	6,353

Cash, beginning of the period	36,871	-

Cash, end of the period	$12,362	$6,353

Non-cash investing and financing activities:

Increase in convertible notes in conjunction with debt modifications	$105,625	$-
Debt discount recorded in conjunction with debt modifications	$87,029	$-
Convertible notes payable issued to settle accounts payable	$-	$178,245
Convertible notes payable issued to settle accounts payable-related parties	$-	$125,000
Series A preferred stock issued to settle accounts payable	$-	$26,750
Common stock issued to settle accounts payable and accrued expenses	$-	$4,296
Common stock and warrants issued to settle accounts payable - related parties	$-	$46,700
Series D preferred stock issued with convertible notes payable	$-	$318,124
Notes payable and accrued interest converted into Series B preferred stock	$-	$558,178
Notes payable and accrued interest converted into Series C preferred stock	$-	$606,317
Convertible notes payable and accrued interest converted into Series B preferred stock	$-	$1,606,971
Convertible notes payable and accrued interest converted into Series C preferred stock	$-	$5,644,759
Warrants issued with New Bridge convertible notes	$-	$1,405
Notes payable issued to settle accrued expenses	$-	$40,000
Debt discount in conjunction with notes payable refinancing	$-	$16,088
Common stock issued with conversion of convertible notes payable into Series B preferred stock	$-	$3,900
Officer contributions in conjunction with settlement of accounts payable	$-	$245,662

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on June 22, 2015.

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company had a working capital deficiency of $4,028,611 and a stockholders’ deficiency of $4,028,611.  Furthermore, as of the date of this filing, the Company has $305,000 and $1,490,359 of notes payable and convertible notes payable, respectively, that have matured and are in default.  The Company has not generated any revenues and incurred net losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings. Subsequent to September 30, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $100,000. The Company intends to raise additional capital from private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it can be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota Corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction.”) The anticipated closing date is to be during the first quarter of 2016 (“the Closing.”)  As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of the parties. The Company will account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer.  Through the date of this filing, pursuant to the Letter of Intent, OrangeHook provided $726,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

On July 30, 2015, Mr. James L. Mandel was appointed as a member of the Company’s Board of Directors. Mr. Mandel is the President and Chief Executive Officer of OrangeHook, Inc.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nuvel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of its stock, debt discount, derivative liabilities, and the valuation allowance relating to the Company’s deferred tax assets.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be antidilutive. Antidilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2015 and 2014, respectively, are as follows:

	September 30,
	2015	2014

Warrants to purchase common stock	20,556,642	9,026,218
Series A Convertible Preferred Stock	25,000	25,000
Series B Convertible Preferred Stock	10,995,900	10,995,900
Series C Convertible Preferred Stock	29,422,420	29,422,420
Series D Convertible Preferred Stock	1,767,358	1,767,358
Convertible Notes	8,279,768	7,012,465
Totals	71,047,088	58,249,361

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

Financial liabilities that are measured at fair value on a recurring basis include the derivative conversion features and warrant liabilities.  Since the value of the common stock was de minimus as of September 30, 2015 and December 31, 2014, the values of the derivative conversion features and warrant liabilities were also de minimus as of September 30, 2015 and December 31, 2014.

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

Note 4. Convertible Notes Payable

On January 1, 2015, an event of default occurred on convertible notes totaling $686,249.  The event of default pertained to the Company failing to make a required interest payment on December 31, 2014.  On July 7, 2015, the holders of the convertible notes waived the event of default provisions.  As consideration for the waiver, the Company increased the principal amounts on the notes from $686,249 to $878,904. The maturity dates of these notes were extended to September 30, 2015.  All remaining terms of the convertible notes remained the same.

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt modification. Accordingly, the Company recorded a debt discount of $87,029 which will be amortized over the remaining life of the debt to interest expense.

As of the date of this filing, convertible notes payable totaling $1,490,359 have passed their respective maturity dates and have not been repaid.  As of October 1, 2015, the interest rates on certain notes increased to the default rate of 16%.

Note 5.   Notes Payable

Note Repayments

During the nine months ended September 30, 2015, the Company made repayments on notes payable of $10,000.

Amendments to Notes

In February 2015, the Company issued 125,000 shares with a de minimus value to an investor in conjunction with an August 2014 amendment to a $100,000 note subscription agreement.

Effective January 1, 2015 and as of the date of this filing, notes payable totaling $305,000 passed their maturity dates and have not been repaid.  The notes are being carried as due on demand.

Note 6.   Notes Payable – related party

Unsecured Bridge Loan (see Note 2)

OrangeHook, a related party, provided $469,000 as bridge financing to the Company at various dates during the nine months ended September 30, 2015, in the form of unsecured loans.  The loans bear interest at 2% per annum and are due on demand.

OrangeHook was not considered a related party at December 31, 2014. Loans prior to January 1, 2015 from OrangeHook in the aggregate amount of $157,249 are shown in notes payable at December 31, 2014 in the condensed consolidated Balance sheet.

Note 7.   Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer. The Company agreed to pay Mr. Resnick $25,000 per month in bimonthly installments. Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination. As of September 30, 2015 and December 31, 2014, the Company owed Mr. Resnick $371,000 and $180,000, respectively, under the services agreement, which is included as accounts payable in the accompanying condensed consolidated balance sheets.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage. Rent expense for the three months ended September 30, 2015 and 2014 was $325 and $536, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $1,377 and $1,043, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters as of September 30, 2015.

As of September 30, 2015 and through the date of this filing, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns, including interest and penalties, have been accrued as a component of accrued payroll and related expenses as of September 30, 2015.

On July 30, 2015, an executive resigned from his position within the Company. Pursuant to the separation agreement the Company is required to pay the executive $73,013 in three installments of which an aggregate of $54,760 was repaid during August and September of 2015. There is currently an outstanding balance relating to the separation agreement of $18,253 which is included as accounts payable in the accompanying condensed consolidated balance sheets. In addition, the Company granted the executive a non-exclusive, non-transferrable license to use a software platform owned by the Company. The value of the software  license was deemed to be de minimus.

Note 8.   Stockholders’ Deficiency

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

Utilizing an option pricing model, the warrants were deemed to have de minimus value.  As a result, the Company estimated the fair value of such warrants based on potential interest on each of the recipient’s accrued compensation, at a 2% interest rate, per annum.

Common stock issuance

On July 20, 2015, the Company issued 50,000 shares to a consultant pursuant to the termination of a 2013 service agreement. The Company recorded stock based compensation of $7,500 related to the issuance. These shares were valued at $0.15 per share the quoted closing trading price, which was deemed comparable to the value of the services performed.

Dividends in Arrears

Dividends in arrears on the outstanding Series A Preferred Stock totaled $1,768, or $0.00 per share as of September 30, 2015, and totaled $868, or $0.00 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series B Preferred Stock totaled $239,294, or $0.02 per share as of September 30, 2015, and totaled $90,850, or $0.01 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series C Preferred Stock totaled $501,076, or $0.03 per share as of September 30, 2015, and totaled $183,314, or $0.01 per share as of December 31, 2014.

Note 9.   Subsequent Events

As disclosed in Note 2, OrangeHook entered into a Letter of Intent with the Company.  Subsequent to September 30, 2015 and through the date of this filing, OrangeHook provided $100,000 as bridge financing to the Company, in the form of unsecured loans.

On October 8, 2015, the Board of Directors granted 750,000 shares of the Company’s common stock to two board members for board services vesting as follows: 1/3 of the shares vest immediately; 1/3 of the shares vest upon the closing of the Transaction; and1/3 of the shares vest upon the first anniversary of the closing date of the Transaction. On October 13, 2015, the Company issued 249,999 fully vested shares as per the terms of the vesting schedule.

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

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues. Since inception, we have incurred substantial losses. As of September 30, 2015 and December 31, 2014, our accumulated deficit was $15,679,300 and $14,528,573, respectively, our stockholders’ deficiency was $4,028,611 and $2,885,184, respectively, and our working capital deficiency was $4,028,611 and $2,885,184, respectively. Furthermore, as of the date of this filing, the Company has $305,000 and $1,490,359 of notes payable and convertible notes payable, respectively, that have matured and are in default. We have not yet generated revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of September 30, 2015 and December 31, 2014 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to September 30, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $100,000. The Company intends to raise additional capital from private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

On October 24, 2014, the Company entered into a letter of intent (the “Letter of Intent”) with OrangeHook, Inc., (“Orange Hook”) a Minnesota corporation. Pursuant to the Letter of Intent, the Company and OrangeHook will merge or combine their assets, with the Company as the surviving corporation (the “Transaction.”)  The anticipated closing date is to be during the fourth quarter of 2015 (“the Closing.”)   As a result of the intended business combination, the Company will acquire all of the equity or assets of OrangeHook subject to the terms of the Letter of Intent. The Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of the parties. The Company will account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer.  Through the date of this filing, pursuant to the Letter of Intent, OrangeHook provided $726,249 as bridge financing to the Company, in the form of an unsecured loan to assist the Company in completing the necessary filings with the SEC such that it will be current in its reporting obligations. Conditions to Closing include that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained. There can be no assurance that the Transaction will be successful.

Three Months Ended September 30, 2015 compared with Three Months Ended September 30, 2014

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended September 30, 2015, marketing and promotion expenses increased by $85 as compared to the three months ended September 30, 2014. The Company has limited marketing and promotion expenses due to cost cutting efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended September 30, 2015, payroll and benefits decreased by $26,414 as compared to the three months ended September 30, 2014. On July 30, 2015, an executive resigned from his position from the Company  which was the primary cause for the reduction in payroll for the comparable quarters.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended September 30, 2015, general and administrative expenses decreased by $174,172 as compared to the three months ended September 30, 2014. The Company incurred higher legal, audit and consulting fees during the prior comparable period primarily related to professional services pertaining to getting current on the Company’s public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred.  For the three months ended September 30, 2015, research and development expenses increased by $195 as compared to the three months ended September 30, 2014.  The Company has limited capital, resulting in a limited research and development budget.

Interest expense

For the three months ended September 30, 2015, interest expense increased by $5,585, or 10%, as compared to the three months ended September 30, 2014. The increase was attributable to new debt agreements entered into over the past year. The increase was partially offset by the conversion of certain debt into Series B and Series C Preferred Stock during the summer of 2014.

Amortization of debt discount

For the three months ended September 30, 2015, amortization of debt discount increased by $80,244 as compared to the three months ended September 30, 2014.  The amortization of the debt discount related to the July 2015 debt modifications of certain notes primarily accounted for the variance.

Change in fair value of derivative liabilities

For the three months ended September 30, 2015, change in fair value of derivative liabilities decreased $9,250 as compared to the three months ended September 30, 2014. The decrease was  de minimus.

Gain on settlement of accounts payable

For the three months ended September 30, 2014, a gain on settlement of accounts payable of $706,737 was recorded as compared to $0 for the three months ended September 30, 2015. During the third quarter of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Loss on extinguishment of debt

For the three months ended September 30, 2014, the Company recorded a loss on extinguishment of debt $2,265,365 as compared to $0 for the three months ended September 30, 2015.  The prior year amount was attributable to the conversion of debt into Series B and Series C Preferred Stock during the third quarter of 2014.

Net loss

For the three months ended September 30, 2015, the net loss was $380,917 versus a net loss of $2,044,772 for the three months ended September 30, 2014. The decrease in the loss compared to the prior year is primarily attributable to the other expense items discussed above, particularly the loss on extinguishment of debt partially offset by the gain on settlement of accounts payable.

Nine Months Ended September 30, 2015 compared with Nine Months Ended September 30, 2014

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the nine months ended September 30, 2015, marketing and promotion expenses decreased by $7,598 as compared to the nine months ended September 30, 2014, as the Company had limited marketing and promotional efforts due to cost cutting efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the nine months ended September 30, 2015, payroll and benefits increased by $127,874 as compared to the nine months ended September 30, 2014. Due to the New Bridge Note funds and unsecured loan funds received during the period, the Company was able to re-hire some of its former employees to resume operations on a limited basis and hire an interim Chief Executive Officer.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the nine months ended September 30, 2015, general and administrative expenses increased by $115,373 as compared to the nine months ended September 30, 2014.  The increase was primarily attributable to an increase in legal services pertaining to becoming current on the Company’s public filings partially offset by decreases in consulting and auditing services.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred.  For the nine months ended September 30, 2015, research and development expenses decreased by $5,737 as compared to the nine months ended September 30, 2014.  The Company has limited capital, resulting in a limited research and development budget.

Interest expense

For the nine months ended September 30, 2015, interest expense decreased by $136,243, or 45%, as compared to the nine months ended September 30, 2014. The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock during the summer of 2014 partially offset by new debt agreements entered into over the past year and an increase in the interest rate on certain debt in default.

Amortization of debt discount

For the nine months ended September 30, 2015, amortization of debt discount increased by $30,467 as compared to the nine months ended September 30, 2014.  During the nine months ended September 30, 2015 the Company recorded amortization of the debt discount of $87,029 related to the July 2015 debt modifications of certain notes. During the nine months ended September 30, 2014 the Company recorded amortization of the debt discount of $57,228 primarily related to the amortization of the debt discount on the November 2012 Notes which was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the nine months ended September 30, 2015, amortization of deferred financing costs decreased by $14,495 as compared to the nine months ended September 30, 2014.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2015, change in fair value of derivative liabilities was $0, compared to $964,430 during the nine months ended September 30, 2014. The decrease was attributable to the decrease in the fair value of the Company’s common stock in 2014, thus resulting in a de minimus value to the warrants.

Gain on settlement of accounts payable

For the nine months ended September 30, 2014, a gain on settlement of accounts payable of $677,487 was recorded as compared to $0 for the nine months ended September 30, 2015.  During the second and third quarters of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the nine months ended September 30, 2014, a gain on settlement of accounts payable – related parties of $28,300 was recorded as compared to $0 during the nine months ended September 30, 2015.  During the second quarter of 2014, the Company settled an outstanding payable balance with a related party with equity securities.

Loss on extinguishment of debt

For the nine months ended September 30, 2014, the Company recorded a loss on extinguishment of debt $4,308,623 as compared to $0 for the nine months ended September 30, 2015.  The prior year amount was attributable to the losses on the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second and third quarters of 2014.

Net loss

For the nine months ended September 30, 2015, the net loss was $1,150,927 versus $3,679,692 for the nine months ended September 30, 2014. The decrease in the loss compared to the prior year is primarily attributable to the other expense items discussed above, particularly the loss on extinguishment of debt which was partially offset by the gain on the change in fair value of derivative liability and gain on settlement of accounts payable.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2015	December 31, 2014

Cash	$12,362	$36,871
Working Capital Deficiency	$(4,028,611)	$(2,885,184)
Debt (Current)	$2,421,608	$1,769,288

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2015 and 2014 in the amounts of $(483,509) and $(316,597), respectively. The cash used in operating activities during the nine months ended September 30, 2015 was primarily due to cash used to fund operations of the Company and to become current on its public filings.  The Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to curtail operations for approximately one year. Due to the bridge notes and unsecured loan funds received subsequent to March 31, 2014, the Company was able to resume operations on a limited basis.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $459,000 and $322,950, respectively.  The cash provided by financing activities for the nine months ended September 30, 2015 was attributable to the proceeds from the unsecured loans from Orange Hook while the cash provided by financing activities for the nine months ended September 30, 2014 was attributable to proceeds from the issuance of convertible notes payable. In addition during the nine months ended September 30, 2015 the Company repaid note principal in the amount of $10,000.

Availability of Additional Funds

Based upon our working capital deficiency as of September 30, 2015 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to September 30, 2015, the Company secured additional debt financing in the form of Notes Payable resulting in gross proceeds of $100,000. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Off Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, there were no off balance sheet arrangements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2015, the Company issued unsecured loans totaling $82,000 to OrangeHook, Inc.

On July 30, 2015, the Company issued unsecured loans totaling $20,000 to OrangeHook, Inc.

On August 14, 2015, the Company issued unsecured loans totaling $60,000 to OrangeHook, Inc.

On September 14, 2015, the Company issued unsecured loans totaling $45,000 to OrangeHook, Inc.

On October 13, 2015, the Company issued 249,999 fully vested common shares to two board members for board services.

On October 19, 2015, the Company issued unsecured loans totaling $100,000 to OrangeHook, Inc.

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

Date: November 19, 2015	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer and Director
(principal executive officer and principal financial and accounting officer)