Form 10-Q/A
period 2015-06-30
NUVEL HOLDINGS, INC.
filed 2016-04-05
CIK 1503985

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

(408) 899-5981
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

On August 21, 2015, the registrant, Nuvel Holdings, Inc., filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 ("Original Report").  The registrant incorrectly checked the box on the facing page of the Original Report indicating that it was a shell company (as defined in Rule 12b-2 of the Exchange Act). This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of correcting the shell company disclosure on the facing page to indicate that the registrant was not a shell company (as defined in Rule 12b-2 of the Exchange Act) as of the filing of the Original Report.

Except as specifically described above, this Amendment No. 1 does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing thereof or otherwise.

PART II OTHER INFORMATION

ITEM 6.      EXHIBITS

(a)     Exhibits

Exhibit Number	Description

31.1	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q (1) (2)

(1)
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

(2)	Previously filed with the Securities and Exchange Commissions on August 21, 2015 as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: April 5, 2016	By:	/s/ RichardResnick
Richard Resnick
Acting Chief Executive Officer and Director
(principal executive officer and principal financial and accounting officer)