Form 10-Q/A
period 2015-09-30
NUVEL HOLDINGS, INC.
filed 2016-04-05
CIK 1503985

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

EXPLANATORY NOTE

On November 19, 2015, the registrant, Nuvel Holdings, Inc., filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 ("Original Report").  The registrant incorrectly checked the box on the facing page of the Original Report indicating that it was a shell company (as defined in Rule 12b-2 of the Exchange Act). This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of correcting the shell company disclosure on the facing page to indicate that the registrant was not a shell company (as defined in Rule 12b-2 of the Exchange Act) as of the filing of the Original Report.

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

(2)	Previously filed with the Securities and Exchange Commissions on November 19, 2015 as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: April 5, 2016	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer and Director
(principal executive officer and principal financial and accounting officer)