Form 10-K
period 2015-12-31
NUVEL HOLDINGS, INC.
filed 2016-04-05
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  0-54249

Nuvel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 S. Santa Cruz Avenue
Los Gatos, California 95030
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (408) 899-5981

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No   ☑

The aggregate market value of the registrant's Common Stock held by non-affiliates as of June 30, 2015 was $1,594,737 at $0.15 per share, based on the price of the registrant's common equity was last sold.

As of April 4, 2016 the registrant had 15,384,032 shares of common stock, par value $0.001 per share, issued and outstanding.

INDEX

Nuvel Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2015

INDEX

Explanatory Notes

The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

In this Annual Report on Form 10-K, Nuvel Holdings, Inc. is sometimes referred to as the "Company," "Nuvel" "we," "our," "us" or "registrant" and U.S. Securities and Exchange Commission is sometimes referred to as the "SEC".

PART I

ITEM 1.  BUSINESS.

Our History

The Company is a Florida corporation incorporated on October 19, 2009. On December 30, 2011, the Company completed an acquisition of Nuvel, Inc. ("Nuvel DE") pursuant to a Share Exchange Agreement, among the Company, certain shareholders of the Company, Nuvel DE and all shareholders of Nuvel DE (the "Share Exchange Transaction"). As a result of the Share Exchange Transaction, Nuvel DE, which was incorporated in Delaware on January 20, 2010, became our direct wholly-owned subsidiary of the Company effective on December 30, 2011. Such acquisition of Nuvel DE was accounted for as a reverse merger and recapitalization effected by a share exchange transaction. Nuvel DE is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity were brought forward at their book value and no goodwill was recognized.

On March 20, 2012, the Company changed the Company's name to "Nuvel Holdings, Inc." to better reflect the business and operations of the Company. The Company's stock symbol was changed from "HRMY" to "NUVL," effective on April 10, 2012.

The following diagram sets forth the structure of the Company as of the date of this Report herein:

Recent Developments

As reported by the Company on its Form 8-K filed with the SEC on February 27, 2015, on January 27, 2015, Richard Resnick was appointed as the Company's Acting Chief Executive Officer.

As reported by the Company on its Form 8-K filed with the SEC on August 4, 2015, on July 30, 2015, Mr. Richard Resnick and Mr. James L. Mandel were appointed as members of the Company's Board of Directors and Jay Elliot resigned from his position as a director of the Company.  Mr. Mandel Is the President and Chief Executive Officer of OrangeHook.

INDEX

Our Planned Acquisition of OrangeHook, Inc.

OrangeHook Letter of Intent.

On October 24, 2014, the Company entered into a letter of intent (the "Letter of Intent") with OrangeHook, Inc., a Minnesota corporation ("OrangeHook"). The Letter of Intent contemplates that the Company will acquire all of the equity or assets of OrangeHook (the "Transaction")and that the Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment by negotiations of the parties. The Company currently expects to structure the Transaction as a reverse triangular merger in which a to-be-formed wholly owned subsidiary of the Company would merge with and into OrangeHook, with OrangeHook continuing as the surviving entity and becoming a wholly owned subsidiary of the Company as a result of the Transaction. The Company anticipates that the closing date for the Transaction will occur during the second quarter of 2016 (the "Closing"), subject to the negotiation and execution of definitive Transaction agreements and the satisfaction of applicable Closing conditions. Conditions to Closing will include, among other things, that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent has occurred and that any necessary shareholder approval has been obtained. Although the Company plans to consummate the Transaction, there can be no assurance that the Transaction will occur on the terms contemplated by the Letter of Intent or at all.

As of the date of this report, OrangeHook has provided $931,249 as bridge financing to the Company, in the form of unsecured loans to assist the Company in completing the necessary filings with the SEC.
OrangeHook Business

Overview

OrangeHook was formed as a holding company to incubate selective and unique consumer, business, and governmental software applications which, OrangeHook believes in its opinion can  have the ability to change the world we live in to be a better and safer place.  From safety to medicine to banking, OrangeHook is focused on accelerating the delivery of the products and services offered by its acquisitions in far reaching, broad, and dynamic sectors with the common denominator of unbridled market potential. In today's economy, scores of entrepreneur backed concepts have spent personal capital to develop their products and services to the point of revenue generation.  Many of these businesses simply run out of capital just when their product is ready to go to market and potentially generate sales and profitability.  OrangeHook has acquired a number of these opportunities and understands the need for a sophisticated and structured approach to providing the necessary capital to unleash the upside of these businesses through the creation of visibility, reduction of redundant selling, general and administrative expenses, and the amalgamation of the inherent talent residing in these seemingly unconnected businesses.  By providing a central and combined force, OrangeHook believes that it can achieve critical mass and distributed risk scenarios with even greater upside for investors and participants.

OrangeHook acquired Salamander Technologies, Inc., a Michigan corporation ("Salamander") on October 1, 2015.  Salamander is engaged in the business of providing installed software and Software as a Service ("SaaS") for situational awareness of all resources during emergency or catastrophic situations (responders, assets, volunteers, and victims).  Awareness of available resources before, during, and after an incident or planned event – ranging from routine incidents like car accidents to disasters such as 9/11, Hurricane Katrina, Deepwater Horizon, Tornados, Sandy Hook, etc. – is absolutely critical to saving lives.  OrangeHook believes that Salamander's products provide an easy to use, affordable, scalable, and redundant platform for interagency personnel accountability in these types of situations, and such products are positioned to comply with the federal mandate for the National Incident Management System ("NIMS").

OrangeHook acquired Agilivant, LLC, a Washington, limited liability company ("Agilivant") on February 12, 2016.  Agilivant offers a real-time debit based banking and payment system.  There are more than 2.8 billion unbanked people around the world, with over 50 million in the U.S. alone. Many of these people are poor, not creditworthy and remotely located. Further, many are in communities not serviced by banks.  Accordingly, their cash is constantly exposed to the risk of  loss and/or theft.  These people are deprived of the opportunity to grow with the world of e-commerce, and stand to be left behind in the 21st century economy.  This population could either be a liability or an economic asset to their home country. OrangeHook believes that this population is a huge untapped asset.

OrangeHook also plans to acquire LifeMed ID, Inc., a California corporation ("LifeMed ID") in the second quarter of 2016.  OrangeHook believes that LifeMed ID is the leading U.S. identity solution that automates patient identity validation, record matching, and overall registration workflow using healthcare providers' current point-of-service terminals and software vendors. OrangeHook believes that LifeMed ID provides a secure, user-friendly healthcare solution that allows clinicians to identify and utilize the correct patient records across disparate systems. Once the LifeMed ID solution is connected to any electronic medical records ("EMR"), admission, discharge transfer ("ADT") or patient management system ("PMS"), its solution ensures increased patient safety, satisfaction, and care outcomes. In emergency situations, the emergency room ("ER") needs the most accurate, comprehensive data possible on a situation to make the best decisions.  Unfortunately, it is next to impossible to consolidate data from so many sources to one location with a click of a button.   LifeMed ID believes that it can provide a solution to this issue.

Description of the Nuvel Business

In addition to operating the OrangeHook business after the Transaction, the Company, through its wholly-owned subsidiary Nuvel DE, plans to continue its business of seeking to engage in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that can secure, accelerate and optimize the delivery of business applications, Web content and other information to users over private Enterprise networks, or across an enterprise's gateway to the public Internet (also known as the Web). Our products will strive to provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed with the intent to accelerate and optimize the performance of our end users' business applications and content, whether used internally or hosted by external providers.

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues.  Since inception, we have incurred substantial losses. As of December 31, 2015, our accumulated deficit was $16,010,743 our stockholders' deficiency was $4,351,270, and our working capital deficiency was $4,351,270. We have not yet generated material revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

The Company plans to consummate the Transaction with OrangeHook, but there can be no assurance that such Transaction will occur on the terms described above or at all, or if it does occur that it will be successful, which may require the Company to raise additional capital through private debt and equity investors in order to be able to accomplish its business plan objectives. No assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

INDEX

Product Offerings

Our principal product offerings are the following:

Network Data Tunnel ("NDT")

Our purpose-built Network Data Tunnel application is designed from inception for high-performance software-based data acceleration and broadband optimization. Our NDT application provides high data throughput and reduced latency, or the time between initiating a request for data and the completion of the actual data transfer. Our application simultaneously retrieves numerous objects from the origin server. In many cases, our solution offers upward of 10 times to 200 times speed improvement. Our products are designed for easy installation and maintenance, reducing the costs and time required for implementation and use.  In many cases, our Network Data Tunnel can be installed in under ten minutes. All of our products provide customers with a range of management features, functions, user interfaces and modes of operation. In addition, our application solutions are designed to efficiently interact with our customers' existing networking equipment. By accelerating the transfer of data, especially across longer distances (Hops), enterprises and ISPs employing our Network Data Tunnel require less network capacity and can reduce data transmission costs. Our customers better utilize the capacity of their existing network and are able to move data far more efficiently and quickly. The need for enterprises to engage in a myriad of business operations requires purchases of additional servers. Nuvel has the opportunity to reduce these costs since our Network Data Tunnel eliminates a significant amount of traffic that could otherwise overload their existing servers, requiring incremental server capacity. Our NDT products also help to improve the productivity of Internet users by reducing web response time. Faster downloading of web content increases productivity and end-user satisfaction. Our applications run on existing Enterprise deployed networks and data center equipment, in both a dedicated and virtual environment, which means that it is designed to be less vulnerable to unauthorized entry than the deployment of new hardware or dedicated appliances. The Network Data Tunnel Solution was designed specifically for data acceleration and broadband optimization.  In addition, NDT employs authentication and filtering capabilities that prohibit unauthorized users from accessing or penetrating the application by adhering to the clients' security protocols.

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

Technologies

Our products are based on three core technologies:

WAN optimization

The new global enterprise is burdened with several challenges, which include a diverse workforce, multiple software applications and varying means of data access. Driven by an increasing demand for bandwidth to reliably and effectively support remote offices, the need for a better-functioning, faster, cheaper, and easier to implement and use WAN solution, has never been greater. Hardware-based application acceleration and WAN optimization solutions available today address only a part of the problem faced by the modern global enterprises. What these traditional solutions do not address are the needs for ease of deployment, ease of use and operation, better economics and fit for purpose – crucial requirements of modern businesses. The hardware approach to WAN optimization requires numerous costly and complex appliances resulting in exponentially increasing hardware, operations and maintenance costs. Furthermore, the "optimization in hardware" approach results in other undesirable characteristics that include costly and often delayed upgrades, and significant staff and time commitments to provide, manage and maintain complex installations of appliances. Our WAN optimization products are deployed by our customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security. Our target customers include large and small ISPs, large corporate enterprises and small and medium size businesses in industries such as finance, engineering, professional services, manufacturing, media, healthcare, utilities, telecom, gaming, retail and cloud-based service providers. These companies would purchase our products in order to improve the performance of their networks and to accelerate and optimize the delivery of content to other companies or end-users over the Internet. Our WAN optimization products are designed to help distributed enterprises optimize the transferring of data both internally and externally.

INDEX

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

●
Compression—a technique that uses an industry standard algorithm to package and unpackage information for efficient transmission across the WAN. It is important to note that we do not use compression in our software; however, we are complimentary to any existing compression technology currently deployed in a customer's environment.

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

Cloud Computing

Based on cloud computing models, we strive to achieve a revolutionary approach to data acceleration, and a fundamental architectural shift in the delivery of this solution. Instead of a data acceleration optimization controller or a managed appliance model per customer, Nuvel is a true innovator in software-based data optimization, designed for an enterprise. It offers data acceleration, as well as cost-effective, scalable and reliable connectivity between enterprise locations. Our revolutionary technology offers enterprises enhanced performance throughout their global network. With Nuvel, users can start with a network of any size, configuration and scale based on the organization's demands. Nuvel allows users to quickly access their cloud-based data wherever they are at and at dramatically accelerated speeds.

Services and Support

We provide a comprehensive range of service and support options to our end user customers and our channel partners, which will be delivered directly by our service and support personnel.  Additionally, our professionally skilled staff ensures all installations are performed to the client's exact specifications on a "white glove" basis.

Research and Development

We believe that innovation and strong internal product development capabilities are essential to our continued success and growth. We continue to add new features, strengthen existing features of our products and invest in exploring new and adjacent markets and products that build on our core competence. In the past, we have invested in developing our cloud-based service, which we anticipate that this subscription-based service will generate revenue in the next few years. We anticipate the development of a consumer centric application in the next few years to take advantage of the proliferation of mobile devices and a mobile centric customer base.

For the years ended December 31, 2015 and December 31, 2014, the Company incurred research and development expenses of $2,535 and $8,271, respectively.

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

INDEX

We currently have one pending U.S. patent application, although this application has been marked as abandoned by the United States Patent and Trademark Office (the "USPTO"), the Company plans to reinstate this application in 2016.  Once this patent is issued, we plan to apply for foreign patents.

Title of Patent Application	Date of Filing	Application No.

System and method for providing a network proxy data tunnel	12/14/2011	13/326,189

There can be no assurance that our patent application referenced above which has been marked as abandoned by the USPTO will be allowed to be reinstated and there can be no assurance that any of our pending patent applications will be issued or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of patents or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

We intend to pursue relationships with additional resellers and original equipment manufacturers to implement our distribution strategy and to expand our customer base. We also plan to expand our sales force in the future. Our marketing efforts focus on increasing the market awareness of our products and technology and promoting the Nuvel brand. Our strategy is to create this awareness by distinguishing our products based on their high level of performance.

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

Marketing Programs

We intend to have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts will include participation in industry trade shows, sales training, maintenance of our website, on-line advertising and public relations. Affiliate programs and marketing efforts through them will be key for Nuvel's growth going forward.

Our Business Strategy

We intend to establish Nuvel as the premier brand in software-based data acceleration. We believe that brand awareness is important to increase market acceptance of Network Data Tunnel and to identify us as a leading provider of software-based data acceleration solutions. Our intent is to market our services and solutions to a wide variety of service providers in order to allow them to differentiate their solutions to clients. The amount of noise and confusion in this market makes it very challenging. We intend to continue to educate customers, resellers, systems integrators and original equipment manufacturers about the value of implementing all of our current and future products. We believe a thorough process of explanation and education of our products will help to promote brand recognition and to further an overall acceptance and understanding of our solutions. To this end, we intend to increase our investments in a broad range of marketing and educational programs. It should be also noted that we intend to pursue a secondary "wholesale" strategy to embed our products in a variety of service providers' product offerings on a "white label" basis.

INDEX

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

Industry Background

The Global Demand for Data

Organizations have become more geographically dispersed, and increasingly mobile workforces depend on access to data from remote locations and a variety of client devices such as cellular telephones, personal digital assistants and notebook computers. In addition, we believe the continued growth of Internet usage will be driven by new applications, such as "Web Services" and "Voice over IP", the growth of mobile and broadband Internet access, and new usage and infrastructure models such as cloud computing. In conjunction with the growth of Internet traffic, the proliferation of data and, in particular, unstructured data such as voice, video, images, email, spreadsheets and formatted text files, presents an enormous and increasing challenge to IT organizations. Along with the growing volume of unstructured data that is business critical and must be retained and readily accessible to individuals and applications, new regulations mandate that company email, web pages and other files must be retained indefinitely.

Gartner, Inc. ("Gartner"), a leading technology information group, estimates the number of U.S. companies with remote offices in excess of 4 million and many indications are that the mobile workforce is here to stay. The increased demand for data acceleration is not just domestic but spans the globe. The good news for Nuvel is this means a growing dependence on the performance of every network, real-time access to data, anytime and anywhere.

The Internet continues to dramatically change the way businesses and individuals communicate and conduct commerce. As a result, the increasing volume of Internet traffic is much more than just web surfing; it is big business. According to Gartner, the amount of data produced across the world will grow by 650 percent over the next few years, and 80 percent of it will be unstructured. The research firm adds that 40 exabytes of new data are expected over the next five years, which is greater than all the data of the past 5,000 years. With this rising volume of traffic, Internet and Intranet infrastructures are quickly reaching capacity. Slow response times and site outages due to heavy demand are common outcomes of these overburdened network infrastructures. For organizations that rely on the web for commerce and/or operational purposes, these problems can be expected to have a direct, adverse impact on both the top and bottom lines. In the past, sites that wanted to avoid these issues had few choices but to invest in more infrastructure--more servers, more network equipment, more staff and more data center space. Now, through the emergence of data acceleration technology, these sites can effectively address the problems of performance, scaling and management. Nuvel optimizes how content is delivered by accelerating it either direction. There are two primary types of data acceleration solutions: software-based solutions and hardware based groups. Software-based approaches consist of a software application running on a general-purpose operating system like Solaris, Linux or Windows. These systems offer superior flexibility. Hardware providers promote a singular design, simple install, but have been significantly overpriced for many companies. Much as network routing has evolved from a general-purpose to a purpose-built solution, so has data acceleration. The advantages of a specialized application are clear. When an application is designed to perform a dedicated task, it will perform that task more effectively than a multi-function alternative. The results of a proxy-based application approach to optimization are significant: reduced web response times, simpler administration and management, lower network and data center costs, higher reliability, robust data security and always-accurate content.

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

INDEX

Wide-Area Distributed Computing Challenges

Technological advances in computing, networking, semiconductor and storage technologies have improved users' ability to access data and use applications rapidly across their Local Area Networks ("LANs") and store enormous amounts of information economically. However, these same applications and storage technologies, which were often designed to operate optimally on LANs, perform slowly across WANs and frequently exhibit performance challenges such as: delays in accessing, saving and transferring files, incomplete or inconsistent back-up and recovery of sensitive data and loss of worker productivity and increased end-user frustration.

Although many companies have attempted to solve these problems solely by adding bandwidth, we believe these performance problems can best be solved by addressing not only bandwidth challenges but also, and usually more importantly, the effects of latency and protocol inefficiencies:

Latency and protocol inefficiencies — "Latency" is the amount of time it takes data to travel distances across a network. The inefficiencies come from the numerous interactions between clients and servers that are often required by applications or network transport protocols to complete an operation or transfer data. When combined in geographically distributed computing environments, latency and these inefficiencies result in dramatically slower performance. For example, a simple request to open a file may require hundreds if not thousands of sequential round-trip interactions that, when aggregated, can result in substantial delays. This problem arises from two distinct sources:

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

●
Bandwidth limitations — Bandwidth is defined as the amount of data that can traverse a network in a given amount of time and is typically measured in megabits per second (Mbps). While most organizations' LANs typically operate at 100 or 1,000 Mbps, their remote office WAN connections typically operate at speeds equal to or less than their corresponding LAN's. This often results in WAN congestion and poor application and data services performance. In addition, WAN outages limit the effectiveness of workers who are dependent on remote access to data and applications.

Critical Partners

We believe that our business will benefit greatly from working closely with other leading companies and suppliers in each market. By collaborating with others, we are able to design products that integrate more easily with other devices, add features and functionality to our products and expand our distribution channels, enabling us access to additional customers and markets. We are focusing our strategic relationships internationally with the intent to have more than 50% of our revenue from international sales within 5 years.

Competition

The expanding capabilities of our product offerings have enabled us to address a growing array of opportunities, many of which are not addressed by our competitors.  The design of the Network Data Tunnel is unique compared to the other products in this market and we are truly a disruptive technology for existing solutions. Our competitor's product offerings include hardware appliances as a major part of their solution. The major benefits of our Network Data Tunnel are: software only solution, easy to install and implement, completely non-intrusive to any customer data, scalable from very small to very large networks and priced extremely competitive with a subscription model. With this model, we can easily migrate down to the consumer level, which is where the biggest demand will come in the future.

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

Employees

The Company currently employs four full time and two contract employees.

INDEX

Financing Activities

Recent Note Amendments

On January 1, 2015, an event of default occurred under notes (the "ACA Notes") held by Alpha Capital Anstalt ("ACA") and, the interest rate under the ACA Notes was increased from 10% per annum to 16% per annum.  ACA did not take any action in response to any defaults under the ACA Notes.  The Company and ACA entered into a note extension agreement on July 7, 2015, pursuant to which ACA waived the event of default provisions.  As consideration for the waiver, the Company increased the principal amounts on the ACA Notes from $686,249 to $878,904.  The maturity dates of the ACA Notes were extended to September 30, 2015.  All remaining terms of the ACA Notes remained the same.

As of the date of this filing, the ACA Notes have passed their respective maturity dates and have not been repaid, further as of the date of this filing the Company is the Company is not current with its tax filings and its Common Stock is traded on OTC Pink.  Due to the preceding, as of October 1, 2015, the interest rates on the ACA notes increased to the default rate of 16%.

On December 15, 2015, the Company and ACA entered into a Note Conversion Agreement pursuant to which ACA agreed to convert the ACA Notes, ACA Warrants, and its shares of the Company's Series D preferred stock into 222,857 shares of the Company's Common Stock after the occurrence of the Transaction, as that term is defined elsewhere in this document under the heading "Our Planned Acquisition of OrangeHook, Inc." and following a planned reverse stock split.  The Note Conversion Agreement contains a general release of the Company by ACA for anything related to the ACA Notes.  A copy of the Note Conversion Agreement is filed herewith as Exhibit 10.23.

On December 15, 2015, the Company and Chi Squared Capital, Inc. ("Chi") entered into a Note Conversion Agreement pursuant to which Chi agreed to convert (1) the Company's secured convertible promissory note (the "Chi Note") held by Chi with a principal balance of $30,778 and (2) 67,975 shares of the Company's Series D Stock held by Chi into 9,286 shares of the Company's Common Stock after the occurrence of the Transaction, as that term is defined elsewhere in this document under the heading "Our Planned Acquisition of OrangeHook, Inc.," and a planned reverse stock split.  The Note Conversion Agreement contains a general release of the Company by Chi for anything related to the Chi Note and the Series D preferred stock.  A copy of the Note Conversion Agreement is filed herewith as Exhibit 10.24.

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

ITEM 3.      LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 10, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with Appcellence LLC (which does business as "Apptology") to settle a judgment against the Company in the sum of $49,200 entered pursuant to a lawsuit filed by Apptology against the Company (the "Action") in the Santa Clara County, California, Superior Court (Case Number 115C281865).  In the Action, the plaintiff alleged that the Company owed the plaintiff past due amounts for research and development services provided to the Company.  Pursuant to the Settlement Agreement, the Company agreed to pay Apptology $35,000.00 to be paid in installments with the total amount to be paid by February 12, 2017.  The Settlement Agreement also contains a general release by Apptology of the Company relating to the Action, such release however is predicated on the Company making timely payments pursuant to the Settlement Agreement.  Pursuant to the Settlement Agreement, within ten (10) business days after receipt of the full $35,000 by Apptology, the Company and Apptology shall execute a written stipulation to set aside the default and judgment against the Company and dismiss the Action with prejudice.  As of December 31, 2015, the Company had accrued a liability of $49,200 related to the judgment and is included in accounts payable at December 31, 2015.

A copy of the Settlement Agreement is filed herewith as Exhibit 10.25.

We are not currently a party to any legal proceedings, nor are we aware of any threatened litigation.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

INDEX

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quotes under the symbol "NUVL" on OTC Pink Marketplace. Our common stock did not have any trading activities until February 2012.

Trading in stocks quoted on the OTC Pink Marketplace is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTC Pink Marketplace.  Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2014

First Quarter	$0.50	$0.12
Second Quarter	$0.37	$0.37
Third Quarter	$0.39	$0.31
Fourth Quarter	$0.51	$0.22

Fiscal Year Ended December 31, 2015

First Quarter	$0.58	$0.10
Second Quarter	$0.28	$0.15
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.22	$0.14

The transfer agent for the Company's common stock is Globex Transfer, LLC at the address of 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Stockholders

As of the date of this Report, there were approximately 74 holders of record of our Common Stock.

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

INDEX

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2015.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. In addition, the broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors' ability to buy and sell our stock.

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

During the second quarter of 2015, the Company issued 50,000 shares of its Common Stock to a consultant pursuant to the termination of a 2013 services agreement.

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

INDEX

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

On October 19, 2015, the Company issued unsecured loans totaling $100,000 to OrangeHook, Inc.

On November 16, 2015, the Company issued unsecured loans totaling $40,000 to OrangeHook, Inc.

On December 18, 2015, the Company issued unsecured loans totaling $90,000 to OrangeHook, Inc.

On February 1, 2016, the Company issued unsecured loans totaling $25,000 to OrangeHook, Inc.

On February 19, 2016, the Company issued unsecured loans totaling $20,000 to OrangeHook, Inc.

On February 24, 2016, the Company issued unsecured loans totaling $30,000 to OrangeHook, Inc.

On March 16, 2016, the Company issued unsecured loans totaling $20,000 to OrangeHook, Inc.

The above issuances of the Company's securities were not registered under the Securities Act of 1933, as amended (the "1933 Act"), and the Company relied on an exemption from registration provided by Section 4(a)(2) and Rule 506 under the 1933 Act for such issuance.

Except as disclosed above, all unregistered sales of the Company's securities have been disclosed on the Company's current reports on Form 8-K and the Company's quarterly reports on Form 10-Q.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Certain statements in this Report, and the documents incorporated by reference herein, constitute forward-looking statements. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plan," "potential," "project," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend," or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

INDEX

Recent Developments

As reported by the Company on its Form 8-K filed with the SEC on August 4, 2015, on July 30, 2015, Mr. Richard Resnick and Mr. James L. Mandel were appointed as members of the Company's Board of Directors and Jay Elliot resigned from his position as a director of the Company.

Letter of Intent with OrangeHook

On October 24, 2014, the Company entered into a letter of intent (the "Letter of Intent") with OrangeHook, Inc., a Minnesota corporation ("OrangeHook"). The Letter of Intent contemplates that the Company will acquire all of the equity or assets of OrangeHook (the "Transaction") and that the Company will issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment by negotiations of the parties.  The Company currently expects to structure the Transaction as a reverse triangular merger in which a to-be-formed wholly owned subsidiary of the Company would merge with and into OrangeHook, with OrangeHook continuing as the surviving entity and becoming a wholly owned subsidiary of the Company as a result of the Transaction. The Company anticipates that the closing date for the Transaction will occur during the second quarter of 2016 (the "Closing"), subject to the negotiation and execution of definitive Transaction agreements and the satisfaction of applicable Closing conditions. Conditions to Closing will include, among other things, that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent has occurred and that any necessary shareholder approval has been obtained. Although the Company plans to consummate the Transaction, there can be no assurance that the Transaction will occur on the terms contemplated by the Letter of Intent or at all, or if it does occur, that it will be successful.

As of the date of this report, OrangeHook has provided $951,249 as bridge financing to the Company, in the form of unsecured loans to assist the Company in completing the necessary filings with the SEC.

Plan of Operations

In addition to operating the OrangeHook business after the Transaction, the Company, through its wholly -owned subsidiary Nuvel DE, plans to engage in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over private Enterprise networks, or across an enterprise's gateway to the public Internet (also known as the Web). Our products will strive to provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed with the intent to accelerate and optimize the performance of our end users' business applications and content, whether used internally or hosted by external providers.

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues. Since inception, we have incurred substantial losses. As of December 31, 2015 and 2014, our accumulated deficit was $16,089,955 and $14,528,573, respectively, our stockholders' deficiency was $4,439,266 and $2,885,184, respectively, and our working capital deficiency was $4,439,266 and $2,885,184, respectively. Furthermore, as of the date of this filing, the Company has $295,000 and $1,490,359 of notes payable and convertible notes payable, respectively, that have matured and are in default. We have not yet generated material revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2015 and 2014 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to December 31, 2015, the Company secured additional debt financing from OrangeHook in the form of Notes Payable resulting in gross proceeds of $95,000. The Company intends to raise additional capital from private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See "Liquidity and Capital Resources" and "Availability of Additional Funds" below.

Year Ended December 31, 2015 compared with Year Ended December 31, 2014

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the year ended December 31, 2015, marketing and promotion expenses decreased by $7,599 as compared to the year ended December 31, 2014, as the Company had limited marketing and promotional efforts due to cost cutting efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the year ended December 31, 2015, payroll and benefits increased by $99,849 as compared to the year ended December 31, 2014. Due to loan funds received during the current year, the Company was able to resume operations on a limited basis and engage Richard Resnick as its acting Chief Executive Officer.

INDEX

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the year ended December 31, 2015, general and administrative expenses increased by $167,124 as compared to the year ended December 31, 2014.  The increase was primarily attributable to an increase in legal services pertaining to becoming current on the Company's public filings, the planned OrangeHook merger, and increased consulting fees partially offset by minor decreases in accounting and auditing services.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  Research and development expenses are expensed as they are incurred.  For the year ended December 31, 2015, research and development expenses decreased by $5,736 as compared to the year ended December 31, 2014.  The Company has limited capital, resulting in a limited research and development budget.

Interest expense

For the year ended December 31, 2015, interest expense decreased by $26,114, or 8%, as compared to the year ended December 31, 2014. The decrease was attributable to the conversion of debt into Series B and Series C Preferred Stock during the summer of 2014 partially offset by new debt agreements entered into over the current year and an increase in the interest rate on certain debt in default.

Amortization of debt discount

For the year ended December 31, 2015, amortization of debt discount increased by $20,463 as compared to the year ended December 31, 2014.  During the year ended December 31, 2015 the Company recorded amortization of the debt discount of $87,029 related to the July 2015 debt modifications of certain notes. During the year ended December 31, 2014, the Company recorded amortization of the debt discount of $67,232 primarily related to the amortization of the debt discount on the November 2012 Notes which was almost fully amortized by the end of the first quarter of 2014.

Amortization of deferred financing costs

For the year ended December 31, 2015, amortization of deferred financing costs decreased by $14,495 as compared to the year ended December 31, 2014.  The decrease was attributable to the extinguishment of the November 2012 Notes in April 2014.

Change in fair value of derivative liabilities

For the year ended December 31, 2015, change in fair value of derivative liabilities was $0, compared to $964,430 during the year ended December 31, 2014. The decrease was attributable to the decrease in the fair value of the Company's common stock in 2014, thus resulting in a de minimus value to the warrants and conversion feature of the Company's convertible notes.

Gain on settlement of accounts payable

For the year ended December 31, 2014, a gain on settlement of accounts payable of $677,487 was recorded as compared to $0 for the year ended December 31, 2015.  During the second and third quarters of 2014, the Company settled several outstanding accounts payable balances with a combination of debt and equity securities.

Gain on settlement of accounts payable – related parties

For the year ended December 31, 2014, a gain on settlement of accounts payable – related parties of $28,300 was recorded as compared to $0 during the year ended December 31, 2015.  During the second quarter of 2014, the Company settled an outstanding payable balance with a related party with equity securities.

INDEX

Loss on extinguishment of debt

For the year ended December 31, 2014, the Company recorded a loss on extinguishment of debt $4,308,622 as compared to $0 for the year ended December 31, 2015.  The prior year amount was attributable to the losses on the extinguishment of the November 2012 Notes and the conversion of debt into Series B and Series C Preferred Stock during the second and third quarters of 2014.

Net loss

For the year ended December 31, 2015, the net loss was $1,561,582 versus $3,966,495 for the year ended December 31, 2014. The decrease in the loss compared to the prior year is primarily attributable to the other expense items discussed above, particularly the loss on extinguishment of debt which was partially offset by the gain on the change in fair value of derivative liabilities and gain on settlement of accounts payable and accrued expenses.

 Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2015	December 31, 2014

Cash	$49,938	$36,871
Working Capital Deficiency	$(4,439,266)	$(2,885,184)
Debt (Current)	$2,641,608	$1,769,288

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the year ended December 31, 2015 and 2014 in the amounts of $(665,933) and $(443,328), respectively. The cash used in operating activities during the year ended December 31, 2015 was primarily due to cash used to fund operations of the Company and to become current on its public filings.  The Company depleted its cash reserves by the end of the first quarter of 2013, which caused the Company to curtail operations for approximately one year. Due to the bridge notes and unsecured loan funds received subsequent to March 31, 2014, the Company was able to resume operations on a limited basis.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 and 2014 was $679,000 and $480,199, respectively.  The cash provided by financing activities for the year ended December 31, 2015 was attributable to the proceeds from the unsecured loans from Orange Hook while the cash provided by financing activities for the year ended December 31, 2014 was attributable to proceeds from the issuance of convertible notes payable and unsecured loans from Orange Hook. In addition, during the year ended December 31, 2015 the Company repaid note principal in the amount of $20,000.

Availability of Additional Funds

Based upon our working capital deficiency as of December 31, 2015 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to December 31, 2015, the Company secured additional debt financing from OrangeHook in the form of Notes Payable resulting in gross proceeds of $95,000. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

INDEX

Critical Accounting Policies and Estimates Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, debt discount, warrant liabilities, and the valuation allowance relating to the Company's deferred tax assets.

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the year ended December 31, 2015, included elsewhere in this document.

Off Balance Sheet Arrangements

As of December 31, 2015 and 2014, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2015 and 2014:

Contractual Obligations	2015	2014

Debt Obligations - current	$2,641,608	$1,769,953

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Board of Directors and the Acting Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

INDEX

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of the end of the period covered by this Annual Report, the Company carried out an evaluation by the Company's management, including the Company's Board of Directors and Acting Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.   Based on that evaluation, our management concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2015.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Identified Material Weakness

As of December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO) and identified material weaknesses.  Consequently, they concluded that our internal controls were not effective.  A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected in a timely manner.  Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of the period ending December 31, 2015:

•
The Company did not have a full-time chief financial officer or a chief accounting officer. The Company availed themselves of the services of a contract CFO firm for their required work.  The Company did not have an internal accounting department and it relied on an outside accounting service to prepare financial statements and recording transactions. This is due to our limited financial resources and the small number of the Company's employees. This therefore has resulted in the delay of recording and reporting certain transactions of the Company during the year ended December 31, 2015.

•
The Company did not develop sufficient accounting policies and procedures, including the review and supervision, for all necessary areas and effectively communicate our existing policies to our employees.

INDEX

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have taken steps to address this matter, we have initiated, or plan to initiate, the following series of measures:

We intend to:

•	We intend to complete and fully document a set of internal controls and procedures in line with industry practices for a company our size; and

•	We intend to employ the accounting infrastructure of OrangeHook after the proposed Transaction.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ending December 31, 2015, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended December 31, 2015, but not reported.

INDEX

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of our current executive officer and director.

Name	Age	Position

Richard Resnick	49	Acting Chief Executive Officer, Director

James Mandel	59	Director

Richard Resnick – Acting CEO and Director

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

Jim Mandel, Director

James Mandel, age 59 is the President and Chief Executive Officer of OrangeHook, Inc. a Minnesota corporation ("OrangeHook"). Mr. Mandel is also currently the Chief Executive Officer of Agilivant, LLC, an international pre-paid debit card and SaaS application organization that the Company intends to invest in. Previously, Mr. Mandel was President and Chief Executive Officer of Multiband Corporation, a technical services company with approximately 4,000 employees and $325,000,000 in annual sales revenue. Multiband was sold to Goodman Networks in August 2013 for approximately $120,000,000 in cash. Mr. Mandel continued in his role as CEO until July 2014. His background also includes being the Vice President of Systems for Grand Casinos, where his duties involved managing the system design, development, installation and on-going maintenance for the 2,000 room, $507,000,000 Stratosphere Hotel, Casino and Tower in Las Vegas. He formerly served as a Chairman of the Board of Directors for CorVu Corporation, an international software development company which was sold in June of 2007, and currently serves as a director for GeoSpan Corporation, a geo-spatial mapping corporation that operates nationally and is based in Minneapolis, Minnesota. Mr. Mandel also formerly served as a director for Western Capital Resources.  Mr. Mandel received his degree of a Bachelor of Science from the University of Colorado at Boulder.

Director Qualifications

The Company's Board of Directors believes that each director's experience, qualifications, attributes, or skills on an individual basis and in combination with those of other directors lead to the conclusion that each director should serve in such capacity. Among the attributes or skills common to all of the Companies are their ability to review critically and to evaluate, question, and discuss information provided to them, to interact effectively with the other directors, officers and employees of the Company, as well as service providers, counsel, and the Company's independent registered public accounting firm, and to exercise effective and independent business judgment in the performance of their duties as directors. The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Board to conclude that the individual should be serving as a director of the Company:

Family Relationships

There are no family relationships among any of the Company's present directors and officers.

Board Composition and Committees

The Company's Board of Directors is currently composed of two members, Richard Resnick and James Mandel.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have an "audit committee financial expert" on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

INDEX

Meetings of the Board of Directors

During its fiscal year ended December 31, 2015, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

Our Board of Directors plans to adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will be intended to address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

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

Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal year 2015:

Name	Form Type	Date of Reporting Event	Required Filing Date

Richard Resnick	Form 3	01/27/2015	02/06/2015
Richard Resnick	Form 4	06/30/2015	07/02/2015
James Mandel	Form 3	07/30/2015	08/10/2015
Richard Resnick	Form 4	10/13/2015	10/15/2015
James Mandel	Form 4	10/13/2015	10/15/2015

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's officers during the fiscal year ended December 31, 2015 for services to the Company.

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2015 to our directors.

Name	Position	Year Ended & Period Ended	Fees Earned ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Richard Resnick (1) (3) (4) (5)	Director, and	2015	300,000	-	-	-	-	-	300,000
	Acting CEO	2014	225,000	-	-	-	-	-	225,000

Jay Elliot(2)	Former Chairman	2015	38,013	-	-	-	-	-	38,013
	Former CEO	2014	80,100	-	-	-	-		80,100

(1)	Mr. Resnick was appointed as the acting Chief Executive Officer on January 27, 2015. Mr. Resnick was appointed as a member of the Company's Board of Directors on July 30, 2015.
(2)	On July 30, 2015, Jay Elliot resigned from all of his position with the Company.
(3)	During the year ended December 31, 2015, $300,000 of Mr. Resnick's fees were deferred. Total aggregate compensation unpaid and owed to Mr. Resnick as of December 31, 2015 is $416,500.
(4)
On June 30, 2015, Mr. Resnick was granted 8,513,078 warrants to purchase shares of common stock with a five year term, immediate vesting and a $0.20 exercise price as a bonus for professional services rendered. Utilizing an option pricing model, the warrants were deemed to have de minimus value.

(5)
On October 8, 2015, Mr. Resnick was granted 500,000 shares of restricted common stock for board services vesting as follows: 1/3 of the shares vest immediately; 1/3 of the shares vest upon the closing of the Transaction; and 1/3 of the shares vest upon the first anniversary of the closing date of the Transaction. The shares were deemed to have de minimus value on the date of grant.  As a result no stock based compensation will be recognized.

INDEX

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2015 to our directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

James L. Mandel (1) (3)

Richard Resnick (2) (4)

(1)	Mr. Mandel was appointed as a member of the Company's Board of Directors on July 30, 2015.
(2)	Mr. Resnick was appointed as a member of the Company's Board of Directors on July 30, 2015.
(3)
On October 8, 2015, Mr. Mandel was granted 250,000 shares of restricted common stock for board services vesting as follows: 1/3 of the shares vest immediately; 1/3 of the shares vest upon the closing of the Transaction; and 1/3 of the shares vest upon the first anniversary of the closing date of the Transaction. The shares were deemed to have de minimus value on the date of grant.  As a result no stock based compensation will be recognized.

(4)
On October 8, 2015, Mr. Resnick was granted 500,000 shares of restricted common stock for board services vesting as follows: 1/3 of the shares vest immediately; 1/3 of the shares vest upon the closing of the Transaction; and 1/3 of the shares vest upon the first anniversary of the closing date of the Transaction. The shares were deemed to have de minimus value on the date of grant.  As a result no stock based compensation will be recognized.

There was no cash or non-cash compensation awarded to, earned by, or paid to the Company's non-employee directors during fiscal years ended December 31, 2014 and 2015 for services to the Company's subsidiary, Nuvel DE.

Employment Agreement and Benefits

As reported in the Company's Current Report on Form 8-K file on August 4, 2015, on July 30, 2015, Jay Elliot resigned from his position as a director of the Company.   On July 30, 2015, Mr. Elliot and the Company entered into a separation agreement (the "Separation Agreement").  A copy of the Separation Agreement was filed as Exhibit 10.1 to the Form 8-K. The Separation Agreement provides for Mr. Elliot's resignation from all of his positions with the Company and also includes a general release in favor of the Company.  The Separation Agreement also requires the Company to pay Mr. Elliot $73,012.86 in installments and for a perpetual non-exclusive, non-transferrable license for $1.00 per year to iMedgo, Inc. (the "Licensee") to use the vSOS software platform owned by the Company until such date when the Licensee is dissolved, liquidated, or becomes subject to a voluntary or involuntary bankruptcy.

As reported on the Company's Form 8-K filed with the SEC on February 27, 2015, on January 27, 2015, Mr. Richard Resnick was appointed as the acting Chief Executive Officer of the Company.   Prior to his appointment as Acting CEO, Mr. Resnick entered into a consulting agreement (the "Consulting Agreement") with the Company on March 11, 2014 pursuant to which Mr. Resnick agreed to perform consulting services equivalent to a chief executive officer for compensation of $25,000 per month to be paid bi-weekly on or before the 1st and 15th of every month.  Despite the compensation provisions of the Consulting Agreement, Mr. Resnick, as of December 31, 2015, had only received compensation of a total of $110,500 for consulting services he had provided to the Company since March 2014 pursuant to the Consulting Agreement. While performing consulting services pursuant to the Consulting Agreement, Mr. Resnick has led a broad range of restart efforts for the Company, including engaging in financial restructuring of the Company and bridge round of investing, which allowed the company to resume business operations. A new employment agreement in connection with Mr. Resnick's appointment as Acting CEO is currently being negotiated between the Company and Mr. Resnick. In April 2015, the Board of Directors authorized the issuance of warrants to Richard Resnick to purchase 8,513,078 shares of common stock with a five year term at a $0.20 exercise price for professional services rendered by Mr. Resnick, the warrants were issued on June 30, 2015.

Potential Payments Upon Termination or Change in Control

As of the date of this Report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2015.

INDEX

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2015.

Grants of Plan-Based Awards in Fiscal Year 2014

For the year ended December 31, 2015, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2015:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Richard Resnick						333,334	-

On June 30, 2015, the Company issued warrants to purchase 8,513,078 shares of common stock with a five year term and a $0.20 exercise price as a bonus for professional services rendered by Richard Resnick, the Company's Acting Chief Executive Officer.  Other than the foregoing, no unexercised options or warrants were held by any of our named executive officers as of December 31, 2015. No equity awards were made during the fiscal year ended December 31, 2015.

Option Exercises and Stock Vested in Fiscal Year 2015

On October 8, 2015, the Company's Board of Directors approved the issuance of 250,000 and 500,000 shares of its common stock to two of its directors, James Mandel and Richard Resnick, respectively (the "Shares").  Pursuant to the vesting schedule in the written unanimous board consent approving the issuance of the Shares, the Shares shall vest for each director, respectively as follows: 1/3 of the Shares vested upon execution of the board consent approving the issuance of the Shares; the second 1/3 of the Shares shall vest upon the closing of the business combination between the Company and OrangeHook (the "Transaction"); and the remaining 1/3 of the Shares shall vest upon the first anniversary of the closing date of the Transaction.   With respect to Shares that vest after the completion of the Transaction, the directors shall receive instead of the Shares, such shares or other securities and property (including cash) to which they would have been entitled in the Transaction with respect to such Shares, if the Shares had vested prior to the Transaction.

For the year ended December 31, 2015, our executive officers have not been granted any options, nor did any unvested stock granted to executive officers vest other than as set forth above.  As of the date of this Report, our executive officers do not have any stock options or unvested shares of stock of the Company other than as set forth above.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2015, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

INDEX

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding the beneficial ownership of the Company's Common Stock as of the date of this Report, by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group.  Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns.  As of the date of this Annual Report, there were issued and outstanding 15,384,032 shares of Common Stock.

Title of Class	Name and Address of Beneficial Owner(1)	Amount, Nature and Percentage of Beneficial Ownership (2)

Common Stock	Jay Elliot (Former CEO and Director)	2,811,814 shares	18.28%

	Richard Resnick (Acting CEO)	8,679,744 shares(3)	36.32%

	James L. Mandel (Director)	83,333 shares	*

	All Directors and Officers, as a Group	11,574,891 shares	48.49%

	5% Security Holders

Common Stock	Aamer Azan	1,035,495 shares	6.73%

Common Stock	Alan Donenfeld Paragon Capital LP 110 E. 59th St. 22nd Fl. New York, NY 10022	3,359,638 shares(4)	19.61%

Common Stock	Charley Krause 1219 Melrose Place, Ridgewood, NJ 07540	988,000 shares	6.42%

Common Stock	Gregory Osborn 202 Mountain Ave, Ridgewood NJ 07450	2,976,400 shares(5)	17.50%

Common Stock	Randy Hagin 1234 Morning Glory Dr. Concord, CA 94521	1,419,670 shares	9.23%

Common Stock	Alpha Capital Anstalt Lettstrasse 32 9490 Vaduz Principality of Liechtenstein	9,576,170 shares(6) (7)	40.30%

Common Stock	OfSink, LLC 230 Park Avenue Suite 851 New York, NY 10169	2,540,317 shares(8)	14.17%

*Less than 1%

(1)   The address for each officer and director is c/o Nuvel Holdings, Inc., 20 S. Santa Cruz Ave., Los Gatos, CA 95030.

INDEX

(2)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report 15,384,032, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)   Including (i) 166,666 shares of Common Stock, (ii) an aggregate of 8,513,078 shares of Common Stock issuable upon the exercise of the warrants held by such holder.

(4)   Including 1,615,638 shares of Common Stock and an aggregate of 1,744,000 shares of Common Stock issuable upon the exercise of immediately exercisable Warrants held by Paragon Capital LP. Mr. Alan Donenfeld is the General Partner of Paragon Capital, LP, therefore Mr. Alan Donenfeld shall be deemed as the beneficial owner of the securities held by Paragon Capital, LP.

(5)   Including (i) 1,161,012 shares of Common Stock, (ii) an aggregate of 698,996 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (iii) 1,157,397 shares of Common Stock upon the conversion of notes held by Gregory Osborn.  Greg Osborne also explicitly disclaimed any beneficial ownership over any securities of the Company held by his wife, Elizabeth Luongo.

(6)   Konrad Ackerman is the Director of Alpha Capital Anstalt., therefore, Mr. Ackerman shall be deemed as the beneficial owner of the securities held by Alpha Capital Anstalt.

(7)   Including (i) 925,926 shares of Common Stock, (ii) an aggregate of 1,939,301 shares of Common Stock issuable upon the exercise of the warrants held by such holder, (iii) 5,194,632 shares of Common Stock upon the conversion of notes held by Alpha Capital Anstalt and (iv) 1,699,383 shares of Common Stock upon the conversion of Preferred D convertible shares.

(8)   Including (i) an aggregate of 1,500,000 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (ii) 1,040,317 shares of Common Stock upon the conversion of notes held by OfSink LLC.

The following tables set forth information regarding the beneficial ownership of the Company's Series B Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Series B Preferred Stock. The Company's executive officers and directors do not own any shares of Series B Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 549,795 shares of Series B Preferred Stock.

Series B Preferred Stock	Gibralt US Inc.(8) 2600-1075 West Georgia Street, Vancouver, BC V6E 3C9 Canada	141,311 shares	25.70%

Series B Preferred Stock	Elizabeth Luongo 202 Mountain Ave, Ridgewood NJ 07450	132,317 shares	24.07%

Series B Preferred Stock	Ralph R. Cioffi 1085 Nelson's Walk, Naples, FL 34102	72,403 shares	13.17%

Series B Preferred Stock	Richard O'Leary 37428 Rancho Manana, Cave Creek, AZ 85331	45,380 shares	8.25%

INDEX

(8)   Samuel Belzberg is the 100% owner of Gibralt US Inc.; therefore Mr. Belzberg shall be deemed as the beneficial owner of the securities held by Gibralt US Inc.

The following tables set forth information regarding the beneficial ownership of the Company's Series C Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Series C Preferred Stock. The Company's executive officers and directors do not own any shares of Series C Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 1,417,121 shares of Series C Preferred Stock.

Series C Preferred Stock	Sandor Capital Master Fund(9) 2828 Routh Street, Suite 500, Dallas, TX 75201	335,479 shares	22.80%

Series C Preferred Stock	Paragon Capital LP(10) 110 E. 59th St. 22nd Fl. New York, NY 10022	227,517 shares	15.47%

Series C Preferred Stock	David W. Raisbeck 26640 Edgewood Rd Shorewood, MN 55331	182,266 shares	12.39%

Series C Preferred Stock	Frederick Daniel Gabel Jr. 72 Jane St, New York, NY 10014	100,226 shares	6.81%
Series C Preferred Stock	Kevin Daly 5263 Denver Street Boulder, CO 80304	79,787 shares	5.42%

(9)   John Lemak is the Manager of Sandor Capital Master Fund, therefore John Lemak shall be deemed as the beneficial owner of the securities held by Sandor Capital Master Fund.

(10)  Mr. Alan Donenfeld is the General Partner of Paragon Capital, LP, therefore Mr. Alan Donenfeld shall be deemed as the beneficial owner of the securities held by Paragon Capital, LP.

The following tables set forth information regarding the beneficial ownership of the Company's Series D Preferred Stock as of the date of this Report, by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Series D Preferred Stock. The Company's executive officers and directors do not own any shares of Series D Preferred Stock as of the date of this Report. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Annual Report, there were issued and outstanding 1,767,358 shares of Series D Preferred Stock.

Series D Preferred Stock	Alpha Capital Anstalt(11) Aulestrasse 60, LI-9490 Vaduz Liechtenstein	1,699,383 shares	96.15%

(11)  Konrad Ackerman is the Director of Alpha Capital Anstalt., therefore Mr. Ackerman shall be deemed as the beneficial owner of the securities held by Alpha Capital Anstalt.

INDEX

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 1, 2010, the Company engaged a placement agent agreement ("Placement Agent Agreement") with Middlebury Group LLC, where a previous director of the Company worked as a partner, to act as the placement agent in connection with a private placement offering comprised of bridge notes, convertible Preferred Stock, senior secured promissory notes, convertible notes, and warrants as required. The agreement provides for a monthly retainer fee of $10,000 and a placement fee equal to ten percent of the aggregate purchase price paid by each investor.  As of December 31, 2013, the Company had amounts due to Middlebury of $75,000 for services rendered pursuant to the Placement Agent Agreement, and such amounts were included as part of accounts payable - related parties. The Company reached a settlement agreement with Middlebury and settled the $75,000 in outstanding accounts payable by issuing 166,667 shares of common stock and 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price.

On August 1, 2014, the Company issued 423,789 shares of Common Stock to Jay Elliot, our sole Director, pursuant to payable letter agreement between Jay Elliot, a former member of the Company's Board of Directors, and the Company, whereby Mr. Elliot agreed to receive 423,789 shares of Common Stock in lieu of $242,798 the Company owed to Mr. Elliot pursuant to a service agreement executed previously between Mr. Elliot and the Company. Additionally, the Company issued 227,517 shares of Series C Preferred stock to Paragon Capital LP, which is a more than 10% holder of our Common Stock, on July 22, 2014, pursuant to a Waiver and Amendment Agreement dated May 5, 2014.   As reported in the Company's Current Report on Form 8-K file on August 4, 2015, on July 30, 2015, Jay Elliot resigned from his position as a director of the Company.   On July 30, 2015, Mr. Elliot and the Company entered into a separation agreement (the "Separation Agreement").  A copy of the Separation Agreement was filed as Exhibit 10.1 to the Form 8-K. The Separation Agreement provides for Mr. Elliot's resignation from all of his positions with the Company and also includes a general release in favor of the Company.  The Separation Agreement also requires the Company to pay Mr. Elliot $73,012.86 in installments and for a perpetual non-exclusive, non-transferrable license for $1.00 per year to iMedgo, Inc. (the "Licensee") to use the vSOS software platform owned by the Company until such date when the Licensee is dissolved, liquidated, or becomes subject to a voluntary or involuntary bankruptcy.

OrangeHook entered into a Letter of Intent with the Company during 2014 and provided $699,000 and $157,249 as bridge financing to the Company during the years ended December 31, 2015 and 2014, respectively.  The loans are unsecured, bear interest at 2% per annum and are due on demand. As of December 31, 2015 and 2014 accrued interest on the loans was $9,591 and $245, respectively.

On June 30, 2015, the Company issued warrants to purchase 8,513,078 shares of common stock with a five year term and a $0.20 exercise price as a bonus for professional services rendered by Richard Resnick, the Company's Acting Chief Executive Officer.

On October 13, 2015, the Company issued 249,999 fully vested common shares to two board members for board services, with 166,666 shares issued to Mr. Resnick, the Company's Acting Chief Executive Officer and a member of the Company's Board of Directors, and 83,333 shares issued to James Mandel a member of the Company's Board of Directors.

Other than the foregoing, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the fiscal year ended December 31, 2015 in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

The Company's Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

We do not have an established policy regarding related transactions.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  We believe that Richard Resnick and James Mandel, the only members of the Board of Directors, are not considered as "independent" as such term is defined by the rules of the Nasdaq Stock Market.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees and Services of Independent Registered Public Accountants

The following table sets forth approximate fees billed or expected to be billed for the fees and services rendered by Marcum LLP during the years ended December 31, 2015 and 2014:

	2015	2014

Audit Fees	$110,000	$110,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-

Total	$110,000	$110,000

INDEX

PART IV

ITEM 15.    EXHIBITS.

(a)    Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit Number	Description

2.1	Plan of Merger between the Company and HRMY Sub, Inc., dated March 20, 2012. (4)

3.1	Articles of Incorporation of the Company, dated June 15, 2010. (3)

3.2	Articles of Merger of the Company filed with the State of Florida on March 21, 2012. (4)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012. (5)

3.4	Articles of Amendment to the Company's Articles of Incorporation, filed with the State of Florida on August 5, 2014. (7)

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014. (7)

3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014. (7)

3.7	Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014. (7)

3.8	Bylaws. (3)

4.1	Form of the Bridge Notes pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.2	Form of Bridge Warrants pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

4.3	Form of Paragon Note issued to Paragon Capital Offshore LP, dated December 30, 2011. (2)

4.4	Form of Paragon Warrant issued to Paragon Capital LP, dated December 30, 2011. (2)

4.5	Form of Series A Warrant issued to Series A Preferred Investors in August 2012. (5)

4.6	Form of Note issued to Alpha Capital Anstalt in November 2012. (6)

4.7	Form of Warrant issued to Alpha Capital Anstalt in November 2012. (6)

4.8	Form of Extension Warrant issued to Bridge Note Investors in November 2012. (7)

4.9	Form of New Bridge Note issued pursuant to the New Bridge Subscription Agreement. (8)

4.10	Form of New Bridge Warrant issued pursuant to the New Bridge Subscription Agreement. (8)

10.1	Share Exchange Agreement by and among the Company, certain former shareholders of the Company, Nuvel DE and Nuvel DE Stockholders, dated December 30, 2011. (1)

10.2	Amended and Restated Subscription Agreement, dated December 30, 2011. (2)

INDEX

10.3	Security Agreement between Nuvel DE and Paragon Capital Offshore LP, dated December 30, 2011. (2)

10.4	Form of Guaranty of the Company for the Paragon Note, dated December 30, 2011. (2)

10.5	Form of Lockup Agreement between certain shareholders and the Company, dated December 30, 2011. (2)

10.6	Form of Employment Agreement. (2)

10.7	Form of Proprietary Information and Inventions Agreement. (2)

10.8	Assignment and Assumption Agreement between the Company and Sahej Holdings, Inc., dated February 1, 2012. (2)

10.9	Third Amendment to the Subscription Agreement between the Company and the investor named therein, dated December 30, 2011. (4)

10.10	Subscription Agreement, dated August 20, 2012, among the Company and investors named therein for the sale of Series A Preferred Stock .(5)

10.11	Subscription Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

10.12	Security Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

10.13	Lockup Agreement between the Company and Alpha Capital Anstalt, dated November 21, 2012. (6)

10.14	Form of Extension and Amendment Agreement, between the Company and Bridge Investors, dated November 16, 2012. (7)

10.15	First Amendment to Subscription Agreement, between the Company and Alpha Capital Anstalt, dated April 8, 2014. (7)

10.16	First Amendment to Secured Convertible Promissory Notes, among the Company, Alpha Capital Anstalt and Chi Squared Capital Inc., dated April 8, 2014. (7)

10.17	First Amendment to Security Agreement, between the Company and Alpha Capital Anstalt, dated April 8, 2014. (7)

10.18	Note Waiver and Amendment Agreement, dated May 5, 2014. (7)

10.19	Series A Preferred Waiver and Amendment Agreement, dated May 5, 2014. (7)

10.20	New Bridge Agreement, dated May 5, 2014. (8)

10.21	Consulting Agreement between Nuvel Holdings Inc. and Richard Resnick. (9)

10.22	Separation Agreement between Nuvel Holdings Inc. and Jay Elliot. (10)

10.23	ACA Note Conversion Agreement.*

10.24	Chi Note Conversion Agreement.*

INDEX

10.25	Settlement Agreement with Apptology.*

21.1	List of Subsidiaries. (4)

31.1	Certification of a Director of the Board of Directors pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of a Director of the Board of Directors and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)    Included as an exhibit to the Company's Current Report on Form 8-K filed on January 6, 2012.
(2)    Included as an exhibit to Amendment No.2 to the Company's Current Report on Form 8-K/A filed on March 19, 2012.
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
(8)    Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2014, filed on June 23, 2015.
(9)    Included as an exhibit to the Current Report on Form 8-K filed on February 27, 2015.
(10)  Included as an exhibit to the Annual Report on Form 8-K filed on August 4, 2015.

*     Filed herewith.
**   The XBRL-related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Nuvel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Nuvel Holdings, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nuvel Holdings, Inc., as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully disclosed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Marcum LLP
      Marcum LLP

New York, NY
April 4, 2016

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets

Current assets:
Cash	$49,938	$36,871
Prepaid expenses	22,165	-
Total Assets	72,103	36,871

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,028,921	$581,723
Accrued interest	486,722	274,827
Accrued payroll and related expenses	230,827	173,227
Other accrued expenses	123,291	122,990
Notes payable	295,000	472,249
Notes payable - related party	856,249	-
Convertible notes payable- net of debt discount of
$0 and $665 as of December 31, 2015 and December 31, 2014, respectively	1,490,359	1,297,039
Total Liabilities	4,511,369	2,922,055

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,813,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
0 and 25,000 shares issued and outstanding (aggregate liquidation preferences of
$0 and $30,868) as of December 31, 2015 and 2014, respectively	-	25
Series B Preferred stock, $0.001 par value; 2,000,000 shares authorized;
549,795 shares issued and outstanding (aggregate liquidation preferences of $3,587,546
and $3,389,620) as of December 31, 2015 and 2014, respectively	550	550
Series C Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,471,121 shares issued and outstanding (aggregate liquidation preferences of $9,786,792
and $9,363,109) as of December 31, 2015 and 2014, respectively	1,471	1,471
Series D Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,767,358 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,767	1,767
Common stock, $0.001 par value; 100,000,000 shares authorized;
15,384,032 and 14,934,033 shares issued and outstanding as of December 31, 2015 and 2014, respectively	15,384	14,934
Additional paid in capital	11,631,517	11,624,442
Accumulated deficit	(16,089,955)	(14,528,373)

Total stockholders' deficiency	(4,439,266)	(2,885,184)

Total liabilities and stockholders' deficiency	$72,103	$36,871

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

Operating expenses
Marketing and promotion	587	8,186
Payroll and benefits	614,947	515,098
General and administrative	538,297	371,173
Research and development	2,535	8,271
Total operating expenses	1,156,366	902,728

Operating loss	(1,156,366)	(902,728)

Other income (expense)

Interest expense	(317,521)	(343,635)
Amortization of debt discount	(87,695)	(67,232)
Amortization of deferred financing costs	-	(14,495)
Change in fair value of derivative liabilities	-	964,430
Gain on settlement of accounts payable and accrued expenses	-	677,487
Gain on settlement of accounts payable - related party	-	28,300
Loss on extinguishment of debt	-	(4,308,622)

Total other expense	(405,216)	(3,063,767)

Net loss	(1,561,582)	(3,966,495)

Preferred stock contractual dividends	(622,349)	(292,057)

Net loss available to common stockholders	$(2,183,931)	$(4,258,552)

Net loss per common share: basic and diluted	$(0.14)	$(0.32)

Weighted average number of common shares outstanding
- basic and diluted	15,137,937	13,365,391

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

												Accumulated Deficit
	Series A		Series B		Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In Capital		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2013	641,668	$642	-	$-	-	$-	-	$-	12,218,040	$12,218	$2,567,219	$(10,561,878)	$(7,981,799)

Conversion from Series A Preferred stock to Series B Preferred stock	(350,001)	(350)	42,000	42							308		-

Conversion from Series A Preferred stock to Series C Preferred stock	(291,667)	(292)			47,396	47					245		-

Series A Preferred stock issued to settle accounts payable	25,000	25									26,725		26,750

Common stock issued to settle outstanding accounts payable and accrued expenses									726,670	727	3,569		4,296

Common stock & warrants issued to settled accounts payable- related parties									166,667	167	46,533		46,700

Conversion of notes payable, convertible notes payable and accrued interest into Series B Preferred stock			507,795	508							2,164,641		2,165,149

Conversion of notes payable, convertible notes payable and accrued interest into Series C Preferred stock					1,423,725	1,424					6,249,652		6,251,076

Common stock issued in connection with conversion of convertible notes payable into Series B and Series C Preferred stock									1,125,000	1,125	2,775		3,900

Series D Preferred stock issued in connection with a convertible note payable amendment							1,767,358	1,767			316,357		318,124

Common stock issued in connection with extension of notes payable maturity dates									250,000	250	(250)		-

Warrants Issued with New Bridge Notes											1,405		1,405

Modification of warrants with conversion of notes payable and convertible notes payable into Series B and Series C preferred stock											47		47

Officer contributions in connection with settlements of accounts payable									447,656	447	245,216		245,663

Net loss for the year ended December 31, 2014												(3,966,495)	(3,966,495)

Balance as of December 31, 2014	25,000	$25	549,795	$550	1,471,121	$1,471	1,767,358	$1,767	14,934,033	$14,934	$11,624,442	$(14,528,373)	$(2,885,184)

Common stock issued for services									299,999	300	7,200		7,500

Common stock issued in connection with a note amendment									125,000	125	(125)		-

Conversion of series A preferred stock to common stock	(25,000)	(25)							25,000	25			-

Net loss for the year ended December 31, 2015												(1,561,582)	(1,561,582)

Balance as of December 31, 2015	-	$-	549,795	$550	1,471,121	$1,471	1,767,358	$1,767	15,384,032	$15,384	$11,631,517	$(16,089,955)	$(4,439,266)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2015	December 31, 2014

Cash Flows From Operating Activities:
Net loss	$(1,561,582)	$(3,966,495)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	87,695	67,232
Amortization of deferred financing costs	-	14,495
Stock based compensation	7,500
Change in fair value of derivative liabilities	-	(964,430)
Gain on non-cash settlement of accounts payable	-	(677,487)
Gain on non-cash settlement of accounts payable - related parties	-	(28,300)
Loss on extinguishment of debt	-	4,308,622
Changes in operating assets and liabilities:
Prepaid expenses	(22,165)	-
Accounts payable	447,198	306,658
Accrued interest	317,520	343,635
Accrued payroll and related expenses	57,600	49,752
Other accrued expenses	301	102,990
Net Cash Used in Operating Activities	(665,933)	(443,328)

Cash Flows From Financing Activities:
Repayment of notes payable	(20,000)	-
Proceeds from issuance of convertible notes payable	-	322,750
Advances from a related party	-	200
Proceeds from issuance of notes payable - related party	699,000	-
Proceeds from issuance of notes payable	-	157,249
Net Cash Provided by Financing Activities	679,000	480,199

Net increase in cash	13,067	36,871

Cash, beginning of the year	36,871	-

Cash, end of the year	$49,938	$36,871

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Increase in principal amount of convertible note in conjunction with debt modification	$105,626	$-
Debt discount recorded in conjunction with debt modification	$87,029	$-
Conversion of series A preferred stock to common stock	$25	-
Convertible notes payable issued to settle accounts payable	$-	$178,245
Convertible notes payable issued to settle accounts payable-related parties	$-	$160,460
Series A preferred stock issued to settle accounts payable	$-	$26,750
Common stock issued to settle accounts payable and accrued expenses	$-	$4,296
Common stock and warrants issued to settle accounts payable - related parties	$-	$46,700
Series D preferred stock issued with convertible notes payable	$-	$318,124
Notes payable and accrued interest converted into Series B preferred stock	$-	$558,178
Notes payable and accrued interest converted into Series C preferred stock	$-	$606,317
Convertible notes payable and accrued interest converted into Series B preferred stock	$-	$1,606,971
Convertible notes payable and accrued interest converted into Series C preferred stock	$-	$5,644,759
Warrants issued with New Bridge convertible notes	$-	$1,405
Notes payable issued to settle accrued expenses	$-	$40,000
Debt discount in conjunction with notes payable refinancing	$-	$16,088
Common stock issued with conversion of convertible notes payable into Series B preferred stock	$-	$3,900
Officer contributions in conjunction with settlement of accounts payable	$-	$245,663

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business Organization and Nature of Operations

Nuvel Holdings, Inc. (the "Company) designs, develops and markets Data Acceleration solutions that are built for the purpose of accelerating and optimizing the flow of information across Enterprise networks.  The Company's products are deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network speed and optimization.  During the past three years, due to cash restrictions, the Company has curtailed expenses on research and development.  (See Note 2).   However, the Company understands the vital importance of research and development for its overall success. The Company is committed to continue to conduct research and development activities to ensure it has the most advanced technology within its industry.

Note 2.  Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2015, the Company had a working capital deficiency of $4,439,266 and a stockholders' deficiency of $4,439,266.  Furthermore, as of the date of this report, the Company has $295,000 and $1,490,359 notes payable and convertible notes payable, respectively, which have matured and are in default.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to December 31, 2015, the Company secured additional debt financing in the form of notes payable aggregating $95,000.  The Company expects that its current cash on hand will fund its operations only through April 2016.  The Company currently intends to raise additional capital through private placements of debt and equity securities.  The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the "Letter of Intent") with OrangeHook, Inc., a Minnesota corporation ("Orange Hook").  The Letter of Intent contemplates that the Company will acquire all of the equity or assets of OrangeHook (the "Transaction").  The Company plans to issue common stock to the shareholders of OrangeHook such that after the Transaction (and prior to any financing at the time of the Transaction), OrangeHook shareholders will own approximately 85% of the Company and the pre-Transaction Nuvel shareholders will own approximately 15% of the Company, which is subject to adjustment  by  negotiation  of the parties. The Company plans to account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer.  Through the date of this filing, pursuant to the Letter of Intent, OrangeHook has provided $951,249 in bridge financing to the Company, in the form of unsecured loans for working capital purposes.  The Company anticipates that the closing date for the Transaction will occur during the second quarter of 2016 (the "Closing"), subject to the negotiation and execution of definitive Transaction agreements and the satisfaction of applicable Closing conditions.  Conditions to Closing will include, among other things, that the Company be current in its SEC reports, that each of the financings set forth in the Letter of Intent have occurred and that any necessary shareholder approval has been obtained.  There can be no assurance that the Transaction will occur on the terms contemplated by the Letter of Intent or at all.

On July 30, 2015, Mr. James L. Mandel was appointed as a member of the Company's Board of Directors. Mr. Mandel is the President and Chief Executive Officer of OrangeHook, Inc.

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nuvel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company's significant estimates and assumptions include amortization, the fair value of the Company's stock, debt discount, derivative liabilities and the valuation allowance relating to the Company's deferred tax assets.

INDEX

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, the Company has deposits in excess of federally insured limits.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company did not have any cash equivalents.

Advertising

Advertising costs are charged to operations as incurred. For the years ended December 31, 2015 and 2014, the Company did not incur any advertising costs.

Research and Development

Research and development expenses are charged to operations as incurred.  For the years ended December 31, 2015 and 2014, the Company incurred research and development expenses of $2,535 and $8,271, respectively.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns.  Deferred tax assets or liabilities are determined on the basis of the difference between the tax basis of assets or liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of and for the years ended December 31, 2015 or 2014.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's consolidated financial statements as of December 31, 2015 or 2014.  The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014, respectively, are as follows:

	December 31,
	2015	2014

Warrants to purchase common stock	20,556,642	9,124,718
Unvested restricted common stock	500,001	-
Series A convertible preferred stock	-	25,000
Series B convertible preferred stock	10,995,900	10,995,900
Series C convertible preferred stock	29,422,420	29,422,420
Series D convertible preferred stock	1,767,358	1,767,358
Convertible Notes	8,279,768	7,209,463
Totals	71,522,089	58,544,859

INDEX

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders' equity.  Accordingly, as of December 31, 2015 and 2014, since the Company's preferred shares do not feature any redemption within the holders' control or conditional redemption features not within the Company's control, all issuances of preferred stock are presented as a component of consolidated stockholders' deficiency.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in the Company's own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock.  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company's free standing derivatives consist of warrants issued in connection with convertible note financing arrangements and in connection with the Share Exchange Agreement. The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet as of December 31, 2015 and 2014 using the applicable classification criteria enumerated under U.S. GAAP.

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

 Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, and notes payable approximate fair value due to the short- term nature of these instruments. The carrying amounts of the Company's short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, "Fair Value Measurements and Disclosures," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company's Chief Executive Officer determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company's Chief Executive Officer.

Financial liabilities that are measured at fair value on a recurring basis include the derivative conversion features and warrant liabilities.  Since the value of the common stock was de minimus as of December 31, 2015 and 2014, the values of the derivative conversion features and warrant liabilities were also de minimus as of December 31, 2015 and 2014.

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

The derivative liabilities are measured at fair value using a compound option model that includes characteristics of both a binomial lattice and Black -Scholes formula and are classified within Level 3 of the valuation hierarchy.

A significant decrease in the volatility or a significant increase in the Company's stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense on the Company's consolidated statements of operations.

The significant assumptions and valuation methods that the Company used to determine the fair value of the derivative liabilities at December 31, 2014 are as follows:

December 31,
2014

Risk free interest rate	0.04-1.65%
Dividend yield	0.00%
Volatility	34.00-66.39%
Expected lives in years	0.27-4.42%
Weighted average fair value per warrant	$0.00

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities that are measured at fair value on a recurring basis:

Year Ended December 31, 2014

Balance-beginning of period	$719,806
Aggregate fair value of derivatives issued with extinguishment of convertible notes payable	135,289
Change in fair value of derivative liabilities included in the Loss on extinguishment of debt	109,335
Change in fair value of derivative liabilities	(964,430)
Balance-end of period	$-

The value of the derivative conversion features and warrant liabilities were de minimus as of December 31, 2015 and 2014 due to a decline in the fair value of the Company's common stock, as of December 31, 2015 and 2014.

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

INDEX

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity's Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"). The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of ASU 2015-14 on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases" (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the adoption of this update on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Note 4.  Secured Convertible Promissory Notes

Amendment to November 2012 Notes

In April 2014, the Company entered into an amendment to the Subscription Agreement of the convertible notes issued on November 21, 2012 in the principal amount of $520,000 ("November 2012 Notes").  The maturity date of the notes was extended from May 21, 2014 to April 8, 2015, with an additional extension at the option of the investors.  In exchange for extending the maturity date, the Company modified the following terms of the Subscription Agreement:

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

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the Subscription Agreement of the November 2012 Notes as a debt extinguishment.  Accordingly, the Company wrote off the remaining debt discount and deferred financing costs on the original loan of $21,714 and $6,245, respectively, and Company recorded a $633,765 loss on extinguishment of debt in the consolidated statement of operations.

INDEX

Second Amendment to November 2012 Notes

On January 1, 2015, an event of default occurred on the November 2012 convertible notes totaling $636,249.  The event of default pertained to the Company failing to make a required interest payment on December 31, 2014.  On July 7, 2015, the holders of the convertible notes waived the event of default provisions.  As consideration for the waiver, the Company increased the principal amounts on the notes from $636,249 to $816,878. The maturity dates of these notes were extended to September 30, 2015.  All remaining terms of the convertible notes remained the same. As of October 1, 2015 and through the date of this report, the notes are in default and the interest rate on the notes increased to the default rate of 16% as of the date of default.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt modification. Accordingly, the Company recorded a debt discount of $81,653 which was amortized over the remaining life of the debt to interest expense.

Third Amendment to November 2012 Notes

On December 15, 2015, the Company and a noteholder entered into a note conversion agreement pursuant to which the noteholder agreed to convert (1) the Company's secured convertible promissory note with an aggregate principal balance of $848,126, (2) 1,939,301 common stock purchase warrants and (3) 1,699,383 shares of the Company's series D Stock into an aggregate of 222,857 shares of the Company's common stock (the "Conversion Shares") after the occurrence of the Transaction, as that term is defined in Note 2, with OrangeHook and a planned reverse stock split.  The note conversion agreement contains a general release of the Company by the noteholder for anything related to the note and the series D preferred stock.  As additional consideration for the noteholder to accept the Conversion Shares, the Company shall pay to the noteholder 14.4% of all "Additional Shares". Additional Shares shall mean any shares of Company stock which are paid to the Company stockholders of record prior to the date of the Transaction as a result of the Company's pre-Transaction business earning not less than $1,500,000 in revenues in the first 12 months after the Transaction. In addition the note conversion agreement calls for piggyback registration rights.

June 2014 Notes

On June 9, 2014, the Company entered into a subscription agreement for a Secured Convertible Promissory Note (the "June 2014 Note") in the aggregate principal amount of $50,000 which was received by the Company on June 11, 2014. The June 2014 Note bears interest at 10% per annum and matures on June 11, 2015. The June 2014 Note is collateralized by all of the assets of the Company, the holder of the June 2014 Note has a first priority security interest, a lien upon and right of set-off against all of the Company's assets.

The June 2014 Note has a conversion price of $0.18 per share, subject to downward adjustment to 80% of the average closing stock price for the 5 previous days if that average closing price is less than the conversion price. If the investor converts the note into common shares, the Company may not have enough authorized shares to settle the note conversion.  The Company follows a sequencing policy for which in the event partial reclassification of contracts subject to ASC 815 is necessary, due to the Company's inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares.  The June 2014 Note also contains a provision to lower the exercise price to any subsequent common stock issuance at a lower price, if any convertible debt subsequently issued has a lower conversion price or if any options or warrants have lower exercise prices. The Company determined that the conversion feature of the June 2014 Note did not contain fixed settlement provisions because the conversion price can be adjusted based on new issuances, and accordingly, the Company recorded the note conversion feature as a liability and mark to market the derivative to fair value each reporting period.  At the time the note was issued, the conversion feature value was de minimus as the common stock value on that date was less than $0.01 per share.  As of December 31, 2015 and 2014, the fair value of the note conversion feature value and common stock were de minimus.

The note holders also received five year warrants to purchase 138,889 shares of its common stock at an exercise price of $0.25 per share.  The warrants contain a provision to lower the exercise price to any subsequent common stock issuance at a lower price, if any convertible debt subsequently issued has a lower conversion price or if any options or warrants have lower exercise prices. The Company determined that the warrants did not contain fixed settlement provisions and the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period. At the time of note issuance, the warrants were valued at $145, which was recorded as a debt discount to be amortized over the life of the note.  As of December 31, 2015 and 2014, the fair value of the warrants and common stock were de minimus.

Amendment to June 2014 Notes

On January 1, 2015, an event of default occurred on convertible notes totaling $50,000.  The event of default pertained to the Company failing to make a required interest payment on December 31, 2014.  On July 7, 2015, the holder of the convertible note waived the event of default provisions.  As consideration for the waiver, the Company increased the principal amount on the note from $50,000 to $62,025. The maturity date of the note was extended to September 30, 2015.  All remaining terms of the convertible note remained the same.  As of October 1, 2015 and through the date of this report, the notes are in default and the interest rate on the notes increased to the default rate of 16% as of the date of default.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt modification. Accordingly, the Company recorded a debt discount of $5,376 which was amortized over the remaining life of the debt to interest expense.

Second Amendment to June 2014 Notes

On December 15, 2015, the Company and the noteholder entered into a note conversion agreement pursuant to which the noteholder agreed to convert (1) the Company's secured convertible promissory note with a principal balance of $30,778 and (2) 67,975 shares of the Company's series D Stock into an aggregate of 9,286 shares of the Company's common stock (the "Conversion Shares") after the occurrence of the Transaction, as that term is defined in Note 2, with OrangeHook and a planned reverse stock split.  The note conversion agreement contains a general release of the Company by the noteholder for anything related to the note and the series D preferred stock.  As additional consideration for the noteholder to accept the Conversion Shares, the Company shall pay to the noteholder 0.6% of all "Additional Shares". Additional Shares shall mean any shares of Company stock which are paid to the Company stockholders of record prior to the date of the Transaction as a result of the Company's pre-Transaction business earning not less than $1,500,000 in revenues in the first 12 months after the Transaction. In addition the note conversion agreement calls for piggyback registration rights.

INDEX

New Bridge Notes

Between June and October 2014, the Company issued $433,210 in New Bridge convertible notes ("New Bridge Notes") to noteholders and Series A Preferred Stockholders who decided to invest at least 15% of their original investments in the New Bridge Notes. Of the $433,210 in New Bridge Notes issued, $272,750 resulted from the receipt of cash and the other $160,460 resulted from the conversion of accounts payable (see "Conversion of Accounts Payable into Convertible Notes" later in Note 4).  The notes bear interest at 8% and mature in one year.  The maturity date can be extended by 60 days in exchange for increasing the interest rate to 18% retroactive to the note issuance date.   If a qualified financing occurs, defined as a sale of debt or equity securities aggregating at least $2 million in gross proceeds, all principal and accrued interest will convert into common stock at 90% of the share price of the qualified securities.  If no qualified financing occurs, investors can convert the New Bridge Note into common stock at $0.18 per share and the investors received warrants to purchase common stock with a five year term at an exercise price of the lesser of $0.25 or the per share price of the qualified securities (defined as gross proceeds from debt and equity securities sold plus debt canceled through conversion of principal and interest with respect to the notes and less repayment of note principal and interest in cash). Since both the contingent note conversion and warrant exercise features were determined to be indexed to the Company's equity in accordance with ASC 815, the Company determined that derivative treatment wasn't required.  The investors' warrant share coverage equaled to 50% of the New Bridge Note divided by the conversion price.  In total, the investors received 1,203,364 warrants with a relative fair value of $1,260, which was recorded as a debt discount to be amortized over the life of the notes.  As of December 31, 2015 the New Bridge Notes are in default and the interest rate on the notes increased to the default rate of 18% per annum, retroactive to the original note issuance dates.

Conversion of Accounts Payable into Convertible Notes

In April 2014, the Company reached settlement agreements with a law firm on $146,055 of outstanding accounts payable. The Company issued the law firm a $138,555 convertible bridge note bearing interest at 8% and maturing in one year. The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. Since the contingent note conversion feature was determined to be indexed to the Company's equity in accordance with ASC 815, the Company determined that derivative treatment wasn't required.  The Company also agreed to pay the law firm $25,000 at a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or other qualified offering.  A loss on settlement of accounts payable of $17,500 was recorded in the consolidated statement of operations during the year ended December 31, 2014.  As of December 31, 2015 the note is in default and the interest rate on the note increased to the default rate of 18% per annum, retroactive to the original note issuance date.

In May 2014, the Company reached a settlement agreement with a law firm on $49,613 in outstanding accounts payable. The Company issued the law firm a $39,690 convertible bridge note bearing interest at 8% and maturing in one year. The note converts into common stock at the option of the holder of such note at $0.18 per share and will automatically convert at 90% of the share price of the qualified securities if a qualified financing of $2 million occurs. Since the contingent note conversion feature was determined to be indexed to the Company's equity in accordance with ASC 815, the Company determined that derivative treatment wasn't warranted.  The Company agreed to pay the remaining balance of $9,922 in accounts payable a later date contingent upon the Company receiving the first $1 million in gross proceeds from a future bridge note or $2 million a future qualified offering, as defined.  As of December 31, 2015 the note is in default and the interest rate on the note increased to the default rate of 18% per annum, retroactive to the original note issuance date.

In July 2014, the Company reached a settlement agreement with a consultant on $160,460 of outstanding accounts payable by issuing a $125,000 convertible New Bridge Note and a warrant to purchase 347,222 shares of common stock with a five year term at an exercise price of $0.25.  Such amounts are included in the "New Bridge Notes" section of this footnote.  The Company also agreed to pay the consultant the remaining $35,460 contingent upon the Company receiving the first $2 million in gross proceeds from a future offering of securities.  Since the Company didn't receive the first $2 million in gross proceeds from an offering of securities by October 31, 2014, the Company issued a New Bridge Note aggregating $35,460 and a warrant to purchase 98,500 shares of common stock with a five year term to the consultant. Such amounts are included in the "New Bridge Notes" section of this footnote.

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

In accordance with ASC 470, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversion as  debt extinguishments.  Accordingly, the Company recorded a $740,916 loss on extinguishment of debt in the consolidated statement of operations.

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

INDEX

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

In accordance with ASC 470, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the convertible promissory note conversions as  debt extinguishments.  Accordingly, the Company recorded a $2,544,172 loss on extinguishment of debt in the consolidated statement of operations.

During the years ended December 31, 2015 and 2014, the Company recognized $87,695 and $51,143 in amortization of the debt discount relating to convertible notes payable.

During the year ended December 31, 2014, the Company marked the warrants and derivative conversion feature to fair value and recorded a gain $650,790 relating to the change in fair value of derivative liabilities issued in connection with the convertible notes. As of December 31, 2015 and 2014, the fair value of the warrants and common stock were de minimus.

As of the date of this filing, convertible notes payable totaling $1,490,359 have passed their respective maturity dates and are in default.

Note 5.  Notes Payable

Conversion of Accounts Payable into Notes Payable

In March 2014, the Company issued a note payable for $40,000 to settle a contract with a consulting company which was previously accrued.  The note bears no interest unless an event of default occurs, in which the interest rate would adjust to the lesser of 1.5% per month or the maximum permitted under applicable law.  The first $20,000 of the note payable is due upon the Company raising at least $500,000 in gross proceeds in a subsequent bridge note offering, and the other $20,000 of the note payable is due upon the Company raising at least $750,000 in gross proceeds in a subsequent bridge note offering. During the year ended December 31, 2015, the Company made repayments on the note in the amount of $20,000.

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

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt extinguishment.  Accordingly, the Company recorded a $51,666 loss on extinguishment of debt in the consolidated statement of operations.

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

INDEX

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note subscription agreement as a debt modification.  Accordingly, the Company recorded a debt discount of $16,088 in the consolidated balance sheet.

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

•
The $300,000 principal and $199,956 accrued interest on the investor's promissory note converted into 135,405 shares of Series C Preferred Stock at a conversion price of $3.6923.  The fair value of the Series C Preferred Stock was $606,317.  The Series C Preferred shares were each valued between $4.10 and $5.15 based on a liquidation preference model.

•	A total of 350,000 shares of common stock valued at $0 were issued to the investors.

In accordance with ASC 470, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversions as debt extinguishments. Accordingly, the Company recorded a $249,127 loss on extinguishment of debt in the consolidated statement of operations

In July 2014, an investor signed a waiver and amendment agreement to convert his notes payable and accrued interest into Series B Preferred Stock.  The terms of the waiver and amendment agreement were as follows:

•
In exchange for waiving his default rights and default interest, the investor received an additional one- time interest accrual of 24% of the face value of their respective notes over the entire term of the notes. The additional one-time interest accrual was $237,350.

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

In accordance with ASC 470, since the debt converted into equity on terms that do not represent the exercise of a conversion right contained in the terms of the debt at issuance, the Company accounted for the promissory note conversions as debt extinguishments. Accordingly, the Company recorded a $88,976 loss on extinguishment of debt in the consolidated statement of operations

During the years ended December 31, 2015 and 2014, the Company recognized $0 and $16,088 in amortization of the debt discount relating to notes payable, respectively.

During the years ended December 31, 2015 and 2014, the Company marked the warrants and derivative conversion feature to fair value and recorded gains of $0 and $313,640, respectively, relating to the change in fair value of derivative liabilities.

Effective January 1, 2015 and as of the date of this filing, notes payable totaling $295,000 passed their maturity dates and are in default.  The notes are being carried as due on demand.

Note 6.   Notes Payable – Related Party

Unsecured Bridge Loan (see Note 2)

OrangeHook, a related party, entered into a Letter of Intent with the Company during 2014 and provided $699,000 and $157,249 as bridge financing to the Company during the year ended December 31, 2015 and 2014, respectively.  The loans are unsecured, bear interest at 2% per annum and are due on demand. As of December 31, 2015 and 2014 accrued interest on the loans was $9,591 and $245, respectively and is shown in accrued interest at December 31, 2015 and 2014 in the consolidated Balance Sheet.

OrangeHook was not considered a related party at December 31, 2014. Loans prior to January 1, 2015 from OrangeHook in the aggregate amount of $157,249 are shown in notes payable at December 31, 2014 in the consolidated Balance Sheet.

INDEX

Note 7.  Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2015 and 2014 are presented below:

Deferred Tax Assets:	2015	2014

Accrued Interest	$194,000	$109,000
Net operating loss carryforward	2,430,000	1,936,000

Total deferred tax asset	2,624,000	2,045,000

Valuation allowance	(2,624,000)	(2,045,000)

Deferred tax asset, net of valuation allowance	$-	$-
Change in valuation allowance	$579,000	$(2,040,000)

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014

U.S. statutory federal rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(5.4)%	(5.8)%
Gain on settlement of accounts payable with accrued expenses	-%	(7.1)%
Loss on extinguishment of debt	-%	43.2%
Section 382 NOL limitation	-%	44.5%
Write-off of prior year deferred tax assets	-%	16.7%
Other permanent differences	2.3%	(7.0)%
Change in valuation allowance	37.1%	(50.5	) %
Income tax provision (benefit)	-%	-%

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2015	For the year ended December 31, 2014

Federal
Current	$-	$-
Deferred	(494,500)	1,748,000
State and local
Current	-	-
Deferred	(84,500)	292,000
Change in valuation allowance	579,000	(2,040,000)
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company's losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

The Company is required to file income tax returns in U.S. federal and various state jurisdictions.  The Company has not yet filed its federal and state income tax returns since inception.  These returns will be subject to examination by tax authorities when filed.

INDEX

At December 31, 2015 and 2014, the Company had approximately $6,100,000 and $4,900,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.  The Company will not be able to utilize these carryovers until the related tax returns are filed.  The net operating loss carryovers, if not utilized, will expire 20 years from the date that the losses were incurred.  In accordance with Section 382 of the Internal Revenue Code, the usage of the Company's net operating loss carryforwards are subject to annual limitations due to greater than 50% ownership changes.  The Section 382 limitation that became effective in 2014 has resulted in (a) approximately $4,400,000 of federal net operating losses not being realized, and (b) the write-off of approximately $1,800,000 of net operating loss deferred tax assets.

Note 8.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer. The Company agreed to pay Mr. Resnick $25,000 per month in bi-monthly installments. Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination. As of December 31, 2015 and 2014, the Company owed Mr. Resnick $416,500 and $180,000, respectively, under the services agreement, which is included as accounts payable in the accompanying consolidated balance sheets.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage. Rent expense amounted to $1,511 and $1,369 for the years ended December 31, 2015 and 2014, respectively.

Payroll Tax Liabilities

As of December 31, 2015 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns.  Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of December 31, 2015 and 2014.

Settlement Agreement

On July 30, 2015, an executive resigned from his position within the Company. Pursuant to the separation agreement the Company is required to pay the executive an aggregate of $73,013 in three installments. As of December 31, 2015 the former executive has been paid in full. In addition, the Company granted the executive a non-exclusive, non-transferrable license for a $1.00 per year to use a software platform owned by the Company. The value of the software license was deemed to be de minimus.

Litigation

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

On February 10, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with Appcellence LLC (which does business as "Apptology") to settle a judgment against the Company in the sum of $49,200 entered pursuant to a lawsuit filed by Apptology against the Company (the "Action") in the Santa Clara County, California, Superior Court (Case Number 115C281865).  In the Action, the plaintiff alleged that the Company owed the plaintiff past due amounts for research and development services provided to the Company.    Pursuant to the Settlement Agreement, the Company agreed to pay Apptology $35,000 to be paid in installments with the total amount to be paid by February 12, 2017.  The Settlement Agreement also contains a general release by Apptology of the Company relating to the Action, such release however is predicated on the Company making timely payments pursuant to the Settlement Agreement.  Pursuant to the Settlement Agreement, within ten (10) business days after receipt of the full $35,000 by Apptology, the Company and Apptology shall execute a written stipulation to set aside the default and judgment against the Company and dismiss the Action with prejudice.  As of December 31, 2015 the Company had accrued a liability of $49,200 related to the judgment which has been included in accounts payable at December 31, 2015.

Note 9.  Stockholders' Deficiency

Authorized Capital

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value. The holders of the Company's common stock are entitled to one vote per share.  The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value.

INDEX

Common stock issuance for services

On July 20, 2015, the Company issued 50,000 shares to a consultant pursuant to the termination of a 2013 service agreement.  During the year ended December 31, 2015 the Company recorded stock based compensation of $7,500 related to the issuance which was deemed comparable to the value of the services performed.

On October 8, 2015, the Board of Directors granted 750,000 shares of the Company's common stock to two board members for board services vesting as follows: 1/3 of the shares vest immediately; 1/3 of the shares vest upon the closing of the Transaction; and 1/3 of the shares vest upon the first anniversary of the closing date of the Transaction. The common shares were deemed to have de minimus value on the date of grant.  As a result no stock based compensation will be recognized.  On October 13, 2015, the Company issued 249,999 fully vested shares as per the terms of the vesting schedule.

Common stock issued for Note Amendments

In August 2014, the Company issued 250,000 shares with a de minimus value to an investor in conjunction with an August 2014 amendment to a $175,000 note subscription agreement.

In February 2015, the Company issued 125,000 shares with a de minimus value to an investor in conjunction with an August 2014 amendment to a $100,000 note subscription agreement.

Common stock issued for Note Conversions

In June 2014, the Company issued 150,000 shares of common stock with a fair value of $3,900, based on a liquidation preference model, to induce certain investors to convert their convertible promissory notes and their accrued interest into Series B Preferred Stock.

In July 2014, the Company issued 625,000 shares of common stock with a with a de minimus value to induce certain investors to convert their convertible promissory notes and accrued interest into Series C Preferred Stock, and to invest at least 15% of their original investment in a New Bridge Note.

In July and September 2014, the Company issued an aggregate of 350,000 shares of common stock with a with a de minimus value to induce certain investors to convert notes payable and accrued interest into Series C Preferred Stock, and to invest at least 15% of the original investments in a New Bridge Note.

Preferred Stock Subscription Agreement

The Company has designated 7,150,000 shares of its authorized preferred stock with par value of $.001 per share as Series A Preferred Stock ("Series A Preferred").  The holders of the Series A Preferred shall be entitled to cumulative dividends at the rate of 8% of the Original Purchase Price per annum (as defined below).  In the event of any liquidation, dissolution or winding-up of the Company, the assets of the Company shall be distributed first to the holders of Series A Preferred an amount per share of Series A Preferred equal the sum of (i) two times the original purchase price and (ii) any declared and unpaid dividends, which shall be paid in cash. Each holder of shares of Series A Preferred shall be entitled to one vote for each whole share of Common Stock into which such shares of Series A Preferred could be converted.  At the option of the holder, the outstanding shares of Series A Preferred are convertible into shares of Common Stock at the rate which is calculated by dividing the Original Purchase Price by the Conversion Price of $0.60 per share within thirty six months after the original issue date (the "Conversion Rate").  The Series A Preferred Stock will automatically convert into shares of the Company's common stock at the Conversion Rate (1) on the third anniversary of the original issuance date or (2) if the Company's average stock price is $1.20 for 20 consecutive trading days and trading volume is at least $150,000.

Common stock issued for automatic conversion of Series A Preferred Stock

In March 2015, 25,000 shares of Series A preferred stock automatically converted into 25,000 shares of common stock as per the terms of the conversion feature outlined in the Series A certificate of designation.

Authorization of New Classes of Preferred Stock

In April 2014, the Company authorized the issuance of 2,000,000 shares of Series D Preferred Stock, which has the following characteristics:

•	Par value of $0.001

•	Conversion to common stock at a one to one ratio

•	Shareholder rights equivalent to common shareholders

•	Liquidation preferences equivalent to common shareholders

INDEX

•	Voting rights equivalent to common shareholders

•	Holders of Series D Preferred Stock can convert it to the extent that their ownership of the Company's stock aggregately does not exceed 4.99%

In May 2014, the Company authorized the issuance of 2,000,000 shares of Series B Preferred Stock, which has the following characteristics:

•	Par value of $0.001

•	Original purchase price of $6.00 per share

•	One share of Series B Preferred Stock is convertible into 20 shares of common stock

•	Cumulative 6% dividends, which can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date

•	Voting rights are one vote for each whole share of common stock that the Series B Preferred Stock can convert into

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

Dividends in Arrears

Dividends in arrears on the Series A Preferred Stock totaled $2,840 as of December 31, 2015, and totaled $868, or $0.00 per share as of December 31, 2014.  As of December 31, 2015 there were no Series A Preferred shares issued and outstanding.

Dividends in arrears on the outstanding Series B Preferred Stock totaled $288,776, or $0.02 per share as of December 31, 2015, and totaled $90,850, or $0.01 per share as of December 31, 2014.

Dividends in arrears on the outstanding Series C Preferred Stock totaled $606,997, or $0.04 per share as of December 31, 2015, and totaled $183,314, or $0.01 per share as of December 31, 2014.

Conversion of Accounts Payable into Common Stock and Series A Preferred Stock

In April 2014, the Company reached a settlement agreement with its former CFO on $7,160 of outstanding accounts payable by issuing 23,867 shares of Common Stock with a fair value of $4,296.  An officer capital contribution of $2,864 was recorded to Additional paid in capital.

INDEX

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

Waiver and Conversion of Series A Preferred Stock into Series B and Series C Preferred Stock

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investor exchanged 41,667 shares of Series A Preferred Stock for 5,000 shares of Series B Preferred Stock and the exercise price on the investor's 20,834 warrants attached to the stock was reduced to $0.30.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

In June 2014, an investor signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of his original investment in a New Bridge Note.  The investor invested $3,750 in a New Bridge Note, exchanged 41,667 shares of Series A Preferred Stock for 6,771 shares of Series C Preferred Stock and the exercise price on the investor's 20,834 warrants attached to the stock was reduced to $0.25.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

In July and August 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series B Preferred Stock at a ratio of 8.3333 to 1. The investors exchanged 308,334 shares of Series A Preferred Stock for 37,001 shares of Series B Preferred Stock and the exercise price on the investors' 154,168 warrants attached to the stock was reduced to $0.30.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

In July 2014, investors signed a waiver and amendment agreement to convert shares of Series A Preferred Stock into shares of Series C Preferred Stock at a ratio of 6.15384 to 1 and to invest at least 15% of their original investment in a New Bridge Note. The investors exchanged 250,000 shares of Series A Preferred Stock for 40,625 shares of Series C Preferred Stock and the exercise price on the investors' 125,001 warrants attached to the stock was reduced to $0.25.  Since the warrants were equity warrants, the reduction in the exercise price had no impact on the consolidated statement of operations.

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

Utilizing a Black-Scholes option pricing model, the warrants were deemed to have de minimus value.  As a result, the Company estimated the fair value of such warrants based on potential interest on each of the recipient's accrued compensation, at a 2% interest rate, per annum.

Details of warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding and exercisable at December 31, 2013	6,285,016	$0.57	$4.87	$-

Granted	2,879,702	$0.22	$4.36
Expired	-	-
Cancelled	(40,000)	$0.70
Exercised	-	-	-
Warrants outstanding and exercisable at December 31, 2014	9,124,718	$0.20	$4.13	$-

Granted	11,431,924	$0.20	$4.50
Expired	-
Cancelled	-
Exercised	-
Warrants outstanding and exercisable at December 31, 2015	20,556,642	$0.20	$3.89	$-

INDEX

Note 10.  Related Party Transactions

The Company was a party to a placement agent agreement ("Placement Agent Agreement") with Middlebury Group LLC ("Middlebury"), where a previous director of the Company worked as a partner, to act as the placement agent in connection with a financing transaction.    In April 2014, the Company reached a settlement agreement with Middlebury and settled the $75,000 in outstanding accounts payable by issuing 166,667 shares of common stock and 200,000 warrants to purchase common stock with a five year term at a $0.30 exercise price. A gain on settlement of accounts payable – related parties of $28,300 was recorded in the consolidated statement of operations during the year ended December 31, 2014.

Note 11. Subsequent Events

Unaudited pro-forma information

As discussed in Note 2, the Company entered into a Letter of Intent with OrangeHook. The Letter of Intent contemplates that the Company will acquire all of the equity or assets of OrangeHook. Such transaction became probable subsequent to December 31, 2015.

OrangeHook Business

OrangeHook was formed as a holding company to incubate selective and unique consumer, business, and governmental software applications.

OrangeHook acquired Salamander Technologies, Inc., a Michigan corporation, ("Salamander") on October 1, 2015.  Salamander is engaged in the business of providing installed software and Software as a Service ("SaaS") for situational awareness of all resources during emergency or catastrophic situations (responders, assets, volunteers, and victims).

OrangeHook acquired Agilivant, LLC, a Washington limited liability company ("Agilivant") on February 12, 2016.  Agilivant offers a real-time debit based banking and payment system.

OrangeHook also plans to acquire LifeMed ID, Inc., a California corporation ("LifeMed ID") in the second quarter of 2016.  LifeMed ID is a U.S. identity solution that automates patient identity validation, record matching, and overall registration workflow using healthcare providers' current point-of-service terminals and software vendors.

Because the Transaction with OrangeHook is now deemed probable to occur during the 2nd quarter of 2016, the following table presents the unaudited pro-forma combined results of operations of the Company and OrangeHook for each of the years ended December 31, 2015 and 2014, respectively, as if the Transaction had taken place at the beginning of each of the periods. The unaudited pro-forma information is management's best estimate at the time and is subject to change.

	For the Years Ended December 31,
	2015	2014
	(unaudited)	(unaudited)

Revenue	$1,850,891	$2,249,815

Net loss	$(11,081,470)	$(8,147,433)

Pro-forma basic and diluted net loss per common share	$(2.56)	$(2.82)

Weighted average common shares outstanding – basic and diluted	4,323,416	2,889,049

Completion of the Transaction with OrangeHook is subject to the final negotiation and execution of definitive Transaction agreements and the satisfaction of applicable closing conditions.  There can be no assurance that the Transaction will occur on the terms described in Note 2 or at all.

Conversion of notes and interest

Subsequent to December 31, 2015 through the date of this filing three noteholders have elected to automatically convert $183,000 of note principal along with accrued interest into shares of the Company's common stock immediately following the OrangeHook Transaction.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVEL HOLDINGS, INC.

Date: April 4, 2016	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer
(principal executive officer and principal financial and accounting officer)

Date: April 4, 2016	By:	/s/ James L. Mandel
James L. Mandel
Director
(member of the board of directors)