Form 10-Q
period 2016-03-31
NUVEL HOLDINGS, INC.
filed 2016-05-23
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of May 23, 2016 the registrant had 18,210,252 shares of common stock, par value $.001 per share, issued and outstanding.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)

Assets

Current assets:
Cash	$-	$49,938
Prepaid expenses	14,610	22,165
Total Assets	14,610	72,103

Liabilities and Stockholders' Deficiency

Current liabilities:
Cash overdraft	$3,885	$-
Accounts payable	1,125,510	1,028,921
Accrued interest	567,233	486,722
Accrued payroll and related expenses	243,787	230,827
Other accrued expenses	133,288	123,291
Notes payable	295,000	295,000
Notes payable - related party	951,249	856,249
Convertible notes payable	1,480,359	1,490,359
Total Liabilities	4,800,311	4,511,369

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,788,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
0 shares issued and outstanding	-	-
Series B Preferred stock, $0.001 par value; 2,000,000 shares authorized;
549,795 shares issued and outstanding (aggregate liquidation preferences of $3,637,027
and $3,587,546) as of March 31, 2016 and December 31, 2015, respectively	550	550
Series C Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,471,121 shares issued and outstanding (aggregate liquidation preferences of $9,892,713
and $9,786,792) as of March 31, 2016 and December 31, 2015, respectively	1,471	1,471
Series D Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,767,358 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,767	1,767
Common stock, $0.001 par value; 100,000,000 shares authorized;
15,384,032 and 15,384,032 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	15,384	15,384
Additional paid in capital	11,631,517	11,631,517
Accumulated deficit	(16,436,390)	(16,089,955)

Total stockholders' deficiency	(4,785,701)	(4,439,266)

Total liabilities and stockholders' deficiency	$14,610	$72,103

See the accompanying notes to these condensed consolidated financial statements

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Operating expenses
Marketing and promotion	-	503
Payroll and benefits	134,913	173,773
General and administrative	130,471	173,850
Research and development	540	535
Total operating expenses	265,924	348,661

Operating loss	(265,924)	(348,661)

Other expense

Interest expense	(80,511)	(54,900)
Amortization of debt discount	-	(351)

Total other expense	(80,511)	(55,251)

Net loss	(346,435)	(403,912)

Preferred stock contractual dividends	(155,402)	(155,702)

Net loss available to common stockholders	$(501,837)	$(559,614)

Net loss per common share: basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding
- basic and diluted	15,384,032	14,992,366

See the accompanying notes to these condensed consolidated financial statements

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Cash Flows From Operating Activities:
Net loss	$(346,435)	$(403,912)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	-	351
Changes in operating assets and liabilities:
Cash overdraft	3,885	-
Prepaid expenses	7,555	-
Accounts payable	96,589	137,477
Accrued interest	80,511	54,900
Accrued payroll and related expenses	12,960	15,840
Other accrued expenses	9,997	31,068
Net Cash Used in Operating Activities	(134,938)	(164,276)

Cash Flows From Financing Activities:
Repayment of convertible notes payable	(10,000)	-
Proceeds from issuance of notes payable - related party	95,000	-
Proceeds from issuance of notes payable	-	154,000
Net Cash Provided by Financing Activities	85,000	154,000

Net decrease in cash	(49,938)	(10,276)

Cash, beginning of the period	49,938	36,871

Cash, end of the period	$-	$26,595

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See the accompanying notes to these condensed consolidated financial statements

NUVEL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Business Organization and Nature of Operations

Nuvel Holdings, Inc. (the "Company") seeks to engage in the business of designing, developing and marketing Data Acceleration solutions that are built for the purpose of accelerating and optimizing the flow of information across Enterprise networks.  The Company's products are intended to be deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network speed and optimization.  During the past three years, due to cash restrictions, the Company has curtailed expenses on research and development.  (See Note 2).   However, the Company understands the vital importance of research and development for its overall success. The Company is committed to continue to conduct research and development activities to strive to have the most advanced technology within its industry, when liquidity permits.

Basis of Presentation - Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission ("SEC") on Form 10-K on April 5, 2016.
Note 2.  Going Concern and Management Plans
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2016, the Company had a working capital deficiency of $4,785,701 and a stockholders' deficiency of $4,785,701.  Furthermore, as of the date of this report, the Company has $295,000 and $1,480,359 of notes payable and convertible notes payable, respectively, which have matured and are in default.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to March 31, 2016, the Company secured additional debt financing in the form of notes payable aggregating $130,000.  The Company expects that its current cash on hand will fund its operations only through May 2016.  The Company currently intends to raise additional capital through private placements of debt and equity securities.  The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

On October 24, 2014, the Company entered into a letter of intent (the "Letter of Intent") with OrangeHook, Inc., a Minnesota corporation ("OrangeHook") setting forth a proposed business combination whereby the Company and OrangeHook would merge or combine their assets (the "Transaction").  The parties continue to negotiate the terms of the Transaction.  Based on current negotiations, the parties contemplate merging a newly formed and wholly-owned subsidiary of the Company with and into OrangeHook, with OrangeHook remaining as the surviving company and a wholly owned subsidiary of the Company (the "Merger").  At the effective time of the Merger, outstanding shares of OrangeHook capital stock and other securities convertible into OrangeHook's capital stock would be exchanged for new series of preferred stock of the Company and securities convertible into such preferred stock, as applicable.  The Transaction also contemplates that the Company's noteholders would convert their outstanding notes into shares of the Company's post-Recapitalization common stock (the "Nuvel Note Conversion").

Based on its current structure, the Company plans to account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer. The Company hopes to complete the Merger during the third quarter of 2016.  However, completion of the Merger and consummation of the other components of the Transaction remain subject to completion of negotiation among the parties, the execution and delivery of definitive transactions documents and the satisfaction or waiver of closing conditions contained in such documents.  There is no assurance that the Merger will occur on this timeframe, or at all, or that results will be successful.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company's significant estimates and assumptions include amortization, the fair value of the Company's stock, debt discount, derivative liabilities and the valuation allowance relating to the Company's deferred tax assets.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	March 31,
	2016	2015

Warrants to purchase common stock	20,556,642	9,124,718
Unvested restricted common stock	500,001	-
Series A convertible preferred stock	-	25,000
Series B convertible preferred stock	10,995,900	10,995,900
Series C convertible preferred stock	29,422,420	29,422,420
Series D convertible preferred stock	1,767,358	1,767,358
Convertible Notes	8,224,212	7,209,463
Totals	71,466,533	58,544,859

Recently Issued Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" (topic 606).  In March 2016, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)" (topic 606).  These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, "Revenue from Contracts with Customers". The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property.  The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.  The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our condensed consolidated financial position, results of operations or cash flows.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4.   Convertible Promissory Notes

Bridge notes

During the three months ended March 31, 2016, the Company paid $10,000 of principal on convertible bridge notes originally issued in October 2014.

Conversion of notes and interest

From January 1, 2016 through the date of this filing, sixteen noteholders have elected to automatically convert approximately $600,000 of notes payable along with accrued interest into approximately 232,000 shares of the Company's common stock immediately following the OrangeHook Transaction. The conversion of the notes and interest is contingent upon the closing of the OrangeHook Transaction, therefore the accounting implication cannot be measured at this time.

Note 5.   Notes Payable – Related Party

Unsecured Bridge Loan (see Note 2)

OrangeHook, a related party, provided $95,000 as bridge financing to the Company during the three months ended March 31, 2016.  The loans are unsecured, bear interest at 2% per annum and are due on demand.  As of March 31, 2016 and December 31, 2015 accrued interest on the loans was $14,061 and $9,591, respectively and is shown in accrued interest at March 31, 2016 and December 31, 2015 in the condensed consolidated Balance Sheet.

Note 6.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer. The Company agreed to pay Mr. Resnick $25,000 per month in bi-monthly installments. Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination. As of March 31, 2016 and December 31, 2015, the Company owed Mr. Resnick $453,500 and $416,500, respectively, under the services agreement, which is included as accounts payable in the accompanying consolidated balance sheets.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage. Rent expense amounted to $225 and $565 for the three months ended March 31, 2016 and 2015, respectively.

Payroll Tax Liabilities

As of March 31, 2016 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of March 31, 2016 and December 31, 2015.

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

On February 10, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with Appcellence LLC (which does business as "Apptology") to settle a judgment against the Company in the sum of $49,200 entered pursuant to a lawsuit filed by Apptology against the Company (the "Action") in the Santa Clara County, California, Superior Court (Case Number 115C281865).  In the Action, the plaintiff alleged that the Company owed the plaintiff past due amounts for research and development services provided to the Company.  Pursuant to the Settlement Agreement, the Company agreed to pay Apptology $35,000 to be paid in installments with the total amount to be paid by February 12, 2017.  The Settlement Agreement also contains a general release by Apptology of the Company relating to the Action, such release however is predicated on the Company making timely payments pursuant to the Settlement Agreement.  Pursuant to the Settlement Agreement, within ten (10) business days after receipt of the full $35,000 by Apptology, the Company and Apptology shall execute a written stipulation to set aside the default and judgment against the Company and dismiss the Action with prejudice.  During the three months ended March 31, 2016 the Company paid $17,000 towards the Settlement Agreement. As of March 31, 2016 the Company had accrued a liability of $32,200 related to the Settlement Agreement which has been included in accounts payable at March 31, 2016 in the condensed consolidated Balance Sheet.

Note 7.  Stockholders' Deficiency

Dividends in Arrears

Dividends in arrears on the Series A Preferred Stock totaled $2,840 as of March 31, 2016, and December 31, 2015, respectively.  As of March 31, 2016 and December 31, 2015 there were no Series A Preferred shares issued and outstanding.

Dividends in arrears on the outstanding Series B Preferred Stock totaled $ 338,257, or $0.02 per share as of March 31, 2016, and totaled $288,776, or $0.02 per share as of December 31, 2015.

Dividends in arrears on the outstanding Series C Preferred Stock totaled $712,918, or $0.05 per share as of March 31, 2016, and totaled $606,997, or $0.04 per share as of December 31, 2015.

Note 8. Subsequent Events

Unaudited pro-forma information

As discussed in Note 2, the Company entered into a Letter of Intent with OrangeHook. The Letter of Intent contemplates that the Company will acquire all of the equity or assets of OrangeHook. Such transaction became probable during the second quarter of 2016.

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

The Company hopes to complete the Merger during the third quarter of 2016.  Pro-forma combined results of operations of the Company and OrangeHook for each of the three months ended March 31, 2016 and 2015, respectively, as if the Transaction had taken place at the beginning of each of the periods are not available as of the date of this report.

Completion of the Transaction with OrangeHook is subject to the final negotiation and execution of definitive Transaction agreements and the satisfaction of applicable closing conditions.  There can be no assurance that the Transaction will occur on the terms described in Note 2 or at all.

Conversion of series B preferred stock

Subsequent to March 31, 2016 through the date of this filing a holder of the Company's series B convertible preferred stock (the "Series B Preferred") elected to convert 141,311 shares of Series B Preferred into 2,826,220 shares of the Company's common stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward looking statements. These forward- looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plan," "potential," "project," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend," or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company," "we," "us," and "our," refer to (i) Nuvel Holdings, Inc., a Florida corporation, and (ii) Nuvel, Inc., a Delaware corporation, which is a wholly- owned subsidiary of Nuvel Holdings, Inc.

Recent Developments

Letter of Intent with OrangeHook

On October 24, 2014, the Company entered into a letter of intent (the "Letter of Intent") with OrangeHook, Inc., a Minnesota corporation ("OrangeHook") setting forth a proposed business combination whereby the Company and OrangeHook would merge or combine their assets (the "Transaction").  The parties continue to negotiate the terms of the Transaction.  Based on current negotiations, the parties contemplate merging a newly formed and wholly-owned subsidiary of the Company with and into OrangeHook, with OrangeHook remaining as the surviving company and a wholly owned subsidiary of the Company (the "Merger").  At the effective time of the Merger, outstanding shares of OrangeHook capital stock and other securities convertible into OrangeHook's capital stock would be exchanged for new series of preferred stock of the Company and securities convertible into such preferred stock, as applicable.  The closing of the Merger would be subject to satisfaction or waiver of various closing conditions including, among others, (i) OrangeHook obtaining approval for the Merger from its shareholders; (ii) holders of the Company's outstanding preferred stock agreeing to convert their preferred shares into common stock immediately prior to the effective time of the Merger.  Following the Merger, the parties contemplate that the Company would seek shareholder approval to effect a recapitalization in which the Company would complete a significant reverse split of its common stock (the "Reverse Split") and thereafter increase the number of shares of its authorized common stock (together with the Reverse Split, the "Recapitalization").  Upon completion of the Recapitalization, shares of Company's common stock outstanding immediately prior thereto would represent a mere nominal interest in the Company, and the economic benefit to holders of such shares will be the right to participate in the contingent issuance of the Earn-out Shares (as defined below).

The Transaction also contemplates that the Company's noteholders would convert their outstanding notes into shares of the Company's post-Recapitalization common stock  (the "Nuvel Note Conversion").  As currently structured, after giving pro forma effect to the Merger, the Recapitalization, and the Nuvel Note Conversion, and further assuming that no additional securities of the Company or OrangeHook are issued, the Company estimates that shares of its common stock issued to its noteholders would represent between 4 and 5% of the Company's outstanding securities on a fully-diluted basis.  The Transaction also contemplates that the Company would subsequently issue shares of its post-Recapitalization common stock (the "Earn-out Shares") to the holders of its common stock at the time of the Merger contingent on the business conducted by Nuvel, Inc., the Company's current wholly-owned subsidiary, satisfying certain post-closing revenue related earn-out objectives.

Based on its current structure, the Company plans to account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer. The Company hopes to complete the Merger during the third quarter of 2016.  However, completion of the Merger and consummation of the other components of the Transaction remain subject to completion of negotiation among the parties, the execution and delivery of definitive transactions documents and the satisfaction or waiver of closing conditions contained in such documents.  There is no assurance that the Merger or other components of the Transaction will occur on this timeframe and on the terms outlined above (including the estimated ownership percentages identified above), or at all, or that results or if they do occur, the result will be successful.

As of the date of this report, OrangeHook has provided $1,081,249 as bridge financing to the Company, in the form of unsecured loans to assist the Company in completing the necessary filings with the SEC.

Plan of Operations

In addition to operating the OrangeHook business after the Transaction, the Company, through its wholly -owned subsidiary Nuvel DE, plans to continue its business of seeking to engage in the business of designing, developing and selling a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over private Enterprise networks, or across an enterprise's gateway to the public Internet (also known as the Web). Our products will strive to provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed with the intent to accelerate and optimize the performance of our end users' business applications and content, whether used internally or hosted by external providers.

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues. Since inception, we have incurred substantial losses. As of March 31, 2016, our accumulated deficit was $16,436,390, our stockholders' deficiency was $4,785,701, and our working capital deficiency was $4,785,701. Furthermore, as of the date of this filing, the Company has $295,000 and $1,480,359 of notes payable and convertible notes payable, respectively, that have matured and are in default. We have not yet generated material revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of March 31, 2016 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to March 31, 2016, the Company secured additional debt financing from OrangeHook in the form of Notes Payable resulting in gross proceeds of $130,000. The Company intends to raise additional capital from private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See "Liquidity and Capital Resources" and "Availability of Additional Funds" below.

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended March 31, 2016, marketing and promotion expenses decreased by $503 as compared to the three months ended March 31, 2015, as the Company had limited marketing and promotional efforts due to cost cutting efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended March 31, 2016, payroll and benefits decreased by $38,860 as compared to the three months ended March 31, 2015. The decrease was primarily due to an employee leaving the Company during 2015.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended March 31, 2016, general and administrative expenses decreased by $43,379 as compared to the three months ended March 31, 2015. During the prior period the Company incurred higher legal and audit fees pertaining to becoming current on the Company's public filings, and the planned OrangeHook merger.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  We expense research and development costs as incurred until such time that technological feasibility of our product has been established.  During the past three years, due to cash restrictions, the Company has curtailed expenses on research and development. However, the Company understands the vital importance of research and development for its overall success. The Company is committed to continue to conduct research and development activities to strive to have the most advanced technology within its industry, when liquidity permits.

Interest expense

For the three months ended March 31, 2016, interest expense increased by $25,611, or 47%, as compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in the interest rate on certain debt in default.

Net loss

For the three months ended March 31, 2016, the net loss was $346,435 versus $403,912 for the three months ended March 31, 2015. The decrease in the loss compared to the prior period is primarily attributable to the decrease in operating expenses and increase in other expense items discussed above.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2016	December 31, 2015

Cash (Cash Overdraft)	$(3,885)	$49,938
Working Capital Deficiency	$(4,785,701)	$(4,439,266)
Debt (Current)	$2,726,608	$2,641,608

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2016 and 2015 in the amounts of $(134,938) and $(164,276), respectively. The cash used in operating activities during the three months ended March 31, 2016 was primarily due to cash used to fund operations of the Company and to become current on its public filings.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for three months ended March 31, 2016 and 2015 was $85,000 and $154,000, respectively.  The cash provided by financing activities for the three months ended March 31, 2016 and 2015 was attributable to the proceeds from the unsecured loans from Orange Hook. In addition, during the three months ended March 31, 2016 the Company repaid note principal in the amount of $10,000.

Availability of Additional Funds

Based upon our working capital deficiency as of March 31, 2016 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to March 31, 2016, the Company secured additional debt financing from OrangeHook in the form of Notes Payable resulting in gross proceeds of $130,000. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2016, included elsewhere in this document.

Off Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2016 and December 31, 2015:

Contractual Obligations	March 31, 2016	December 31, 2015

Debt Obligations - current	$2,726,608	$2,641,608

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's PEO and PFO concluded that the material weaknesses disclosed in the Company's Form 10-K for the year ended December 31, 2015 continue to exist and accordingly, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2016, the Company issued unsecured notes totaling $50,000 to OrangeHook, Inc.

On April 27, 2016, the Company issued unsecured notes totaling $25,000 to OrangeHook, Inc.

On May 4, 2016, the Company issued unsecured notes totaling $30,000 to OrangeHook, Inc.

On May 18, 2016, the Company issued unsecured notes totaling $25,000 to OrangeHook, Inc.

On April 28, 2016, the Company issued 2,826,220 shares of its Common Stock to a shareholder pursuant to a conversion by the  holder of the Company's series B convertible preferred stock .

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

Date: May 23, 2016	By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer and Director
(principal executive officer and principal financial and accounting officer)