Form 10-Q
period 2016-09-30
NUVEL HOLDINGS, INC.
filed 2016-11-14
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-54249

NUVEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1230588
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

20 S. Santa Cruz Avenue, Suite 300
Los Gatos, California 95030
 (Address of principal executive offices)

(469) 286-8869
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

As of November 14, 2016 the registrant had 18,876,919 shares of common stock, par value $.001 per share, issued and outstanding.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NUVEL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

Assets

Current assets:
Cash	$-	$49,938
Prepaid expenses	-	22,165
Total Assets	-	72,103

Liabilities and Stockholders' Deficiency

Current liabilities:
Cash overdraft	$20,865	$-
Accounts payable	1,232,001	1,028,921
Accrued interest	720,075	486,722
Accrued payroll and related expenses	243,787	230,827
Other accrued expenses	159,835	123,291
Notes payable	295,000	295,000
Notes payable - related party	1,336,249	856,249
Convertible notes payable	1,454,899	1,490,359
Total Liabilities	5,462,711	4,511,369

Commitments and Contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
3,788,274 shares issued and outstanding in the following classes:
Series A Preferred stock, $0.60 stated value; 7,150,000 shares authorized;
0 shares issued and outstanding	-	-
Series B Preferred stock, $0.001 par value; 2,000,000 shares authorized;
408,484 and 549,795 shares issued and outstanding (aggregate liquidation preferences of $2,866,452
and $3,587,546) as of September 30, 2016 and December 31, 2015, respectively	408	550
Series C Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,471,121 shares issued and outstanding (aggregate liquidation preferences of $10,104,554
and $9,786,792) as of September 30, 2016 and December 31, 2015, respectively	1,471	1,471
Series D Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,767,358 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,767	1,767
Common stock, $0.001 par value; 100,000,000 shares authorized;
18,876,919 and 15,384,032 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	18,877	15,384
Additional paid in capital	11,628,166	11,631,517
Accumulated deficit	(17,113,400)	(16,089,955)

Total stockholders' deficiency	(5,462,711)	(4,439,266)

Total liabilities and stockholders' deficiency	$-	$72,103

See the accompanying notes to these condensed consolidated financial statements

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$-	$-	$-	$-

Operating expenses
Marketing and promotion	5,480	85	8,610	588
Payroll and benefits	130,706	142,776	396,550	474,302
General and administrative	99,899	90,928	341,570	423,096
Research and development	37,763	711	39,002	1,995

Total operating expenses	273,848	234,500	785,732	899,981

Operating loss	(273,848)	(234,500)	(785,732)	(899,981)

Other income (expense)
Interest expense	(81,865)	(59,387)	(243,268)	(163,251)
Amortization of debt discount	-	(87,030)	-	(87,695)
Other income	5,555	-	5,555	-

Total other income (expense)	(76,310)	(146,417)	(237,713)	(250,946)

Net loss	(350,158)	(380,917)	(1,023,445)	(1,150,927)

Preferred stock contractual dividends	(142,684)	(155,702)	(444,533)	(467,106)

Net loss available to common stockholders	$(492,842)	$(536,619)	$(1,467,978)	$(1,618,033)

Net loss per common share: basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.11)

Weighted average number of common shares outstanding
- basic and diluted	18,224,745	15,098,163	16,987,672	15,049,784

See the accompanying notes to these condensed consolidated financial statements

NUVEL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Cash Flows From Operating Activities:
Net loss	$(1,023,445)	$(1,150,927)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	-	87,695
Stock based compensation	-	7,500
Changes in operating assets and liabilities:
Prepaid expenses	22,165	-
Accounts payable	203,080	237,721
Accrued interest	233,353	163,251
Accrued payroll and related expenses	12,960	44,640
Other accrued expenses	36,544	126,611
Net Cash Used in Operating Activities	(515,343)	(483,509)

Cash Flows From Financing Activities:
Cash overdraft	20,865	-
Repayment of notes payable	-	(10,000)
Repayment of convertible notes payable	(35,460)	-
Proceeds from issuance of notes payable - related party	480,000	469,000
Net Cash Provided by Financing Activities	465,405	459,000

Net decrease in cash	(49,938)	(24,509)

Cash, beginning of the period	49,938	36,871

Cash, end of the period	$-	$12,362

Supplemental disclosures of cash flow information:
Interest paid	$4,360	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for cashless warrant exercise	$667	$-
Conversion of Series B preferred stock to common stock	$25	$-
Increase in convertible note in conjunction with debt modification	$-	$105,625
Debt discount recorded in conjunction with debt modification	$-	$87,029

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission ("SEC") on Form 10-K on April 5, 2016.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2016, the Company had a working capital deficiency and a stockholders' deficiency of $5,462,711.  Furthermore, as of the date of this report, the Company has $295,000 and $1,454,899 of notes payable and convertible notes payable, respectively, which have matured and are in default.  The Company has not generated any material revenues and incurred net losses since inception.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been note financings.  Subsequent to September 30, 2016, the Company secured additional debt financing in the form of notes payable from a related party aggregating $125,000.  The Company expects that its current cash on hand will fund its operations only through November of 2016.  The Company currently intends to raise additional capital through private placements of debt and equity securities.  The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so, or even if the Company is able to secure additional funds, that it will be on terms acceptable to the Company or its shareholders. Further, there is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.

Agreement and Plan of Merger

On July 1, 2016, the Company and its wholly owned subsidiary, OH Acquisition Corp, a Minnesota corporation formed on July 1, 2016 ("Merger Sub"), entered into an Agreement and Plan of Merger with OrangeHook, Inc., a Minnesota corporation ("OrangeHook"). Such Merger became probable during the second fiscal quarter of 2016. On October 14, 2016, the Company, Merger Sub, and OrangeHook entered into Amendment No. 1 to the Agreement and Plan of Merger Agreement (as so amended, the "Merger Agreement").The Merger Agreement and the transactions contemplated thereby and in connection therewith shall be referred to herein together as the "Transaction."

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

The Merger Agreement contains certain termination rights. Among those rights, the Company or OrangeHook may terminate the Merger Agreement if the Merger has not occurred on or before September 15, 2016, or such later date as the Company and OrangeHook may mutually agree.  Neither the Company nor OrangeHook have exercised its termination rights and the parties continue to work toward satisfying the applicable closing conditions.

Based on its current structure, the Company plans to account for the Transaction as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer. The Company hopes to complete the Merger during the fourth quarter of 2016.  However, completion of the Merger and consummation of the other components of the Transaction remain subject to completion of negotiation among the parties, the execution and delivery of definitive transactions documents and the satisfaction or waiver of closing conditions contained in such documents.  There is no assurance that the Merger will occur on this timeframe, or at all, or even if the Merger does occur, there can be no assurance that results of such Merger will be successful.

The proposed Transaction became probable during the nine months ended September 30, 2016. The pro-forma combined results of operations of the Company and OrangeHook for each of the nine months ended September 30, 2016 and 2015, respectively, as if the Merger had taken place at the beginning of each of the periods are not available as of the date of this report.

Mr. James L. Mandel is a member of the Company's Board of Directors. Mr. Mandel is also the President and Chief Executive Officer of OrangeHook, Inc.

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nuvel, Inc. and OH Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2016 and 2015, respectively, are as follows:

	September 30,
	2016	2015

Warrants to purchase common stock	19,056,642	20,556,642
Unvested restricted common stock	500,001	-
Series A convertible preferred stock	-	25,000
Series B convertible preferred stock	8,169,680	10,995,900
Series C convertible preferred stock	29,422,420	29,422,420
Series D convertible preferred stock	1,767,358	1,767,358
Convertible Notes	8,082,768	8,279,768
Totals	66,998,869	71,047,088

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

Financial liabilities that are measured at fair value on a recurring basis include the derivative conversion features and warrant liabilities.  Since the value of the common stock was de minimus as of September 30, 2016 and 2015, the values of the derivative conversion features and warrant liabilities were also de minimus as of September 30, 2016 and 2015.

Recently Issued Accounting Standards

In April 2016, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" (topic 606).  In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)" (topic 606).  These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, "Revenue from Contracts with Customers". The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property.  The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.  The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow- Scope Improvements and Practical Expedients." ASU No. 2016-12 maintains the core principles of Topic 606 on revenue recognition, but addresses collectability, sales tax presentation, noncash consideration, contract modifications at transition and completed contracts at transition. The amendments in ASU 2016-12 affect the guidance of ASU 2014-09 which is not yet effective. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments."  ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

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

Note 4.   Convertible Promissory Notes

Promissory notes

During the nine months ended September 30, 2016, the Company paid $35,460 of principal and $4,360 of accrued interest on convertible promissory notes.

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

Note 5.   Notes Payable – Related Party

Unsecured Bridge Loan (see Note 2)

OrangeHook, a related party, provided $480,000 as bridge financing to the Company during the nine months ended September 30, 2016.  As of September 30, 2016 and December 31, 2015 the outstanding principal balance was $1,336,249 and $856,249, respectively. The loans are unsecured, bear interest at 2% per annum and are due on demand.  As of September 30, 2016 and December 31, 2015 accrued interest on the loans was $25,813 and $9,591, respectively and is included as part of accrued interest at September 30, 2016 and December 31, 2015 in the accompanying condensed consolidated Balance Sheets.

Note 6.  Commitments and Contingencies

Services Agreement

On March 11, 2014, the Company signed a services agreement with Richard Resnick to provide services equivalent to a Chief Executive Officer. The Company agreed to pay Mr. Resnick $25,000 per month in bi-monthly installments. Either party is entitled to terminate the services agreement by providing the other party 15 days written notice of such desired termination. As of September 30, 2016 and December 31, 2015, the Company owed Mr. Resnick $453,500 and $416,500, respectively, under the services agreement, which is included as accounts payable in the accompanying condensed consolidated balance sheets.

Operating Lease

In April 2014, the Company leased a satellite office in Los Gatos, California at a variable monthly rate based on office usage. Rent expense amounted to $225 and $325 for the three months ended September 30, 2016 and 2015, respectively. Rent expense amounted to $675 and $1,377 for the nine months ended September 30, 2016 and 2015, respectively.

Payroll Tax Liabilities

As of September 30, 2016 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns have been accrued as a component of accrued payroll and related expenses as of September 30, 2016 and December 31, 2015.

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

On February 10, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with Appcellence LLC (which does business as "Apptology") to settle a judgment against the Company in the sum of $49,200 entered pursuant to a lawsuit filed by Apptology against the Company (the "Action") in the Santa Clara County, California, Superior Court (Case Number 115C281865).  In the Action, the plaintiff alleged that the Company owed the plaintiff past due amounts for research and development services provided to the Company.  Pursuant to the Settlement Agreement, the Company agreed to pay Apptology $35,000 to be paid in installments with the total amount to be paid by February 12, 2017.  The Settlement Agreement also contains a general release by Apptology of the Company relating to the Action, such release however is predicated on the Company making timely payments pursuant to the Settlement Agreement.  Pursuant to the Settlement Agreement, within ten (10) business days after receipt of the full $35,000 by Apptology, the Company and Apptology shall execute a written stipulation to set aside the default and judgment against the Company and dismiss the Action with prejudice.  During the nine months ended September 30, 2016 the Company paid $26,000 towards the Settlement Agreement. As of September 30, 2016 the Company had accrued a liability of $23,200 related to the Settlement Agreement which has been included in accounts payable at September 30, 2016 in the accompanying condensed consolidated Balance Sheet.

 Note 7.  Stockholders' Deficiency

Conversion of series B preferred stock

On April 28, 2016, a holder of the Company's series B convertible preferred stock (the "Series B Preferred") elected to convert 141,311 shares of Series B Preferred into 2,826,220 shares of the Company's common stock.

Cashless exercise of common stock warrant

On September 28, 2016, a warrant holder exercised 1,500,000 warrants at exercise price of $0.20. The holder elected their cash-less exercise provision. Accordingly, the Company issued 666,667 shares of common stock in connection with such exercise.

Dividends in Arrears

Dividends in arrears on the Series A Preferred Stock totaled $2,840 as of September 30, 2016, and December 31, 2015, respectively.  As of September 30, 2016 and December 31, 2015 there were no Series A Preferred shares issued and outstanding.

Dividends in arrears on the outstanding Series B Preferred Stock totaled $415,548, or $0.02 per share as of September 30, 2016, and totaled $288,776, or $0.02 per share as of December 31, 2015.

Dividends in arrears on the outstanding Series C Preferred Stock totaled $924,759, or $0.05 per share as of September 30, 2016, and totaled $606,997, or $0.04 per share as of December 31, 2015.

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

Based on its current structure, the Company plans to account for the Merger as a reverse acquisition in which OrangeHook will be deemed the accounting acquirer. The Company hopes to complete the Merger during the fourth quarter of 2016.  However, completion of the Merger and consummation of the other components of the Merger Agreement remain subject to completion of negotiation among the parties, the execution and delivery of definitive transaction documents and the satisfaction or waiver of closing conditions contained in such documents.  There is no assurance that the Merger or other components of the Merger Agreement will occur on this timeframe and on the terms outlined above (including the estimated ownership percentages identified above), or at all, or if they do occur, there can be no assurance that the result will be successful.

As of the date of this report, OrangeHook has provided $1,461,249 as bridge financing to the Company, in the form of unsecured loans to assist the Company in completing the necessary filings with the SEC.

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

Our primary activities have been working on developing the design and development of our products, seeking to negotiate strategic alliances and other agreements and attempting to raise capital. We have not commenced our principal operations, nor have we generated any material revenues. Since inception, we have incurred substantial losses. As of September 30, 2016, our accumulated deficit was $17,113,400, our stockholders' deficiency was $5,462,711, and our working capital deficiency was $5,462,711. Furthermore, as of the date of this filing, the Company has $295,000 and $1,454,899 of notes payable and convertible notes payable, respectively, that have matured and are in default. We have not yet generated material revenues and our losses have principally been operating expenses incurred in design, development, marketing and promotional activities in order to commercialize our products. We expect to continue to incur additional costs for operating and marketing activities over at least the next year.

Based upon our working capital deficiency as of September 30, 2016 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to September 30, 2016, the Company secured additional debt financing from OrangeHook in the form of Notes Payable resulting in gross proceeds of $125,000. The Company intends to raise additional capital from private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company is continuing its efforts to secure additional funds through debt or equity financings.  Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  See "Liquidity and Capital Resources" and "Availability of Additional Funds" below.

Three Months Ended September 30, 2016 compared with Three Months Ended September 30, 2015

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the three months ended September 30, 2016, marketing and promotion expenses increased by $5,395 as compared to the three months ended September 30, 2015. Due to cash restrictions, the Company has undertaken limited marketing and promotional efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the three months ended September 30, 2016, payroll and benefits decreased by $12,070 as compared to the three months ended September 30, 2015. The decrease was primarily due to an employee leaving the Company during 2015.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the three months ended September 30, 2016, general and administrative expenses increased by $8,971 as compared to the three months ended September 30, 2015. During the current period, the Company incurred higher legal fees pertaining to public reporting requirements and the planned OrangeHook merger partially offset by a decrease in accounting and audit fees.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  We expense research and development costs as incurred until such time that technological feasibility of our product has been established.  During the three months ended September 30, 2016, the Company increased spending on research and development by $37,052 as compared to the three months ended September 30, 2015. The increase consisted primarily of consulting fees paid to develop our software products. During the past three years, due to cash restrictions, the Company has curtailed expenses on research and development. However, the Company understands the vital importance of research and development for its overall success. The Company is committed to continue to conduct research and development activities to strive to have the most advanced technology within its industry, when liquidity permits.

Other income (expenses)

For the three months ended September 30, 2016, other income (expense) decreased by $70,107, or 48%, as compared to the three months ended September 30, 2015. The decrease was primarily attributable to decrease in amortization of debt discount as a result of a debt amendment during the prior period. The decrease was partially offset by an increase in interest expense due to the interest rate on certain debt in default and higher debt principal.

Net loss

For the three months ended September 30, 2016, the net loss was $350,158 versus $380,917 for the three months ended September 30, 2015. The decrease in the loss compared to the prior period is primarily attributable to the decrease in other expenses discussed above. This was offset by an increase in operating expenses discussed above.

Nine Months Ended September 30, 2016 compared with Nine Months Ended September 30, 2015

Marketing and promotion expenses

Marketing and promotion expenses include costs related to the advertising, marketing, and promotion of our products.  For the nine months ended September 30, 2016, marketing and promotion expenses increased by $8,022 as compared to the nine months ended September 30, 2015. Due to cash restrictions, the Company has undertaken limited marketing and promotional efforts.

Payroll and benefits

Payroll and benefits consist primarily of salaries and benefits to employees.  For the nine months ended September 30, 2016, payroll and benefits decreased by $77,752 as compared to the nine months ended September 30, 2015. The decrease was primarily due to an employee leaving the Company during 2015.

 General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the nine months ended September 30, 2016, general and administrative expenses decreased by $81,526 as compared to the nine months ended September 30, 2015. During the prior period, the Company incurred higher accounting and audit fees pertaining to becoming current on the Company's public filings.

Research and development expenses

Research and development expenses consist primarily of consulting fees paid to develop our software products.  We expense research and development costs as incurred until such time that technological feasibility of our product has been established.  During the nine months ended September 30, 2016, the Company increased spending on research and development by $37,007 as compared to the nine months ended September 30, 2015. The increase consisted primarily of consulting fees paid to develop our software products. During the past three years, due to cash restrictions, the Company has curtailed expenses on research and development. However, the Company understands the vital importance of research and development for its overall success. The Company is committed to continue to conduct research and development activities to strive to have the most advanced technology within its industry, when liquidity permits.

Other income (expenses)

For the nine months ended September 30, 2016, other income (expense) decreased by $13,233, or 5%, as compared to the nine months ended September 30, 2015. The decrease was primarily attributable to decrease in amortization of debt discount as a result of a debt amendment during the prior period. The decrease was partially offset by an increase in interest expense due to the interest rate on certain debt in default and higher debt principal.

Net loss

For the nine months ended September 30, 2016, the net loss was $1,023,445 versus $1,150,927 for the nine months ended September 30, 2015. The decrease in the loss compared to the prior period is primarily attributable to the decrease in other expenses and operating expenses as discussed above.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2016	December 31, 2015

Cash	$-	$49,938
Working Capital Deficiency	$(5,462,711)	$(4,439,266)
Debt (Current)	$3,086,148	$2,641,608

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2016 and 2015 in the amounts of $515,343 and $483,509, respectively. The cash used in operating activities during the nine months ended September 30, 2016 was primarily due to cash used to fund operations of the Company and to remain current on its public filings.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2016 and 2015 was $465,405 and $459,000, respectively.  The cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was primarily attributable to the proceeds from the unsecured loans from Orange Hook. In addition, during the nine months ended September 30, 2016 and 2015 the Company repaid note principal in the amount of $35,460 and $10,000, respectively.

Availability of Additional Funds

Based upon our working capital deficiency as of September 30, 2016 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Subsequent to September 30, 2016, the Company secured additional debt financing from OrangeHook in the form of Notes Payable resulting in gross proceeds of $125,000. The Company is seeking to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity financings. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Recently Issued Accounting Standards

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2016, included elsewhere in this document.

Off Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, there were no off balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2016 and December 31, 2015:

Contractual Obligations	September 30, 2016	December 31, 2015

Debt Obligations - current	$3,086,148	$2,641,608

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

On June 14, 2016, the Company issued unsecured notes totaling $25,000 to OrangeHook, Inc.

On June 27, 2016, the Company issued unsecured notes totaling $50,000 to OrangeHook, Inc.

On July 12, 2016, the Company issued unsecured notes totaling $50,000 to OrangeHook, Inc.

On July 28, 2016, the Company issued unsecured notes totaling $30,000 to OrangeHook, Inc.

On August 25, 2016, the Company issued unsecured notes totaling $20,000 to OrangeHook, Inc.

On September 13, 2016, the Company issued unsecured notes totaling $20,000 to OrangeHook, Inc.

On September 28, 2016, the Company issued unsecured notes totaling $20,000 to OrangeHook, Inc.

On September 28, 2016, a warrant holder exercised 1,500,000 warrants at exercise price of $0.20. The holder elected their cash-less exercise provision. Accordingly, the Company issued 666,667 shares of common stock in connection with such exercise.

On October 12, 2016, the Company issued unsecured notes totaling $20,000 to OrangeHook, Inc.

On October 26, 2016, the Company issued unsecured notes totaling $20,000 to OrangeHook, Inc.

On October 27, 2016, the Company issued unsecured notes totaling $30,000 to OrangeHook, Inc.

On November 2, 2016, the Company issued unsecured notes totaling $5,000 to OrangeHook, Inc.

On November 10, 2016, the Company issued unsecured notes totaling $50,000 to OrangeHook, Inc.

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

Date:  November  14, 2016

By:	/s/ Richard Resnick
Richard Resnick
Acting Chief Executive Officer and Director
(principal executive officer and principal financial and accounting officer)