Form 10-K
period 2016-12-31
ORANGEHOOK, INC.
filed 2017-04-17
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 0-54249

OrangeHook, Inc.

State of Incorporation: Florida	I.R.S. Employer Identification No. 27-1230588

Principal executive offices: 319 Barry Ave South, Suite 300, Wayzata, MN 55391
Telephone number: (442) 500-4665

Securities registered pursuant to section 12(g) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of Class: Common Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2016 (the last business day of the Registrant's most recently completed second quarter) was approximately $2,615,288 based on the closing bid price of $0.15 per share as reported on the OTC Pink Marketplace.

Shares of common stock outstanding at April 10, 2017: 6,686,706

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1. Business

Overview

OrangeHook, Inc., (formerly known as "Nuvel Holdings, Inc.," hereinafter referred to as "OrangeHook" the "Company," or "we"), is a holding company and the ultimate parent entity of four operating portfolio companies: LifeMed ID, Inc., a California corporation ("LifeMed"), Salamander Technologies, LLC, a Minnesota limited liability company ("Salamander"), Agilivant, LLC, a Washington limited liability company ("Agilivant"), and Nuvel, Inc., a Delaware corporation ("Nuvel, Inc.").

OrangeHook incubates selected, unique consumer, business, and governmental software applications which have the ability, in management's opinion, to change the world we live in to be a better and safer place. OrangeHook is focused on accelerating the delivery of the software products and services offered by its portfolio companies in the dynamic market sectors of safety, health information technology, data acceleration and banking. OrangeHook's business model creates visibility, reduces redundant sales and marketing expenses and general and administrative expenses, and brings together the talent residing in these seemingly unconnected businesses. By providing a central and combined force, OrangeHook believes that it can achieve critical mass and distributed risk scenarios with a better upside for investors and participants.

OrangeHook was originally incorporated in Florida on October 19, 2009 under the name "Gyan Pathway Corp." On June 17, 2010, the Company changed its name to "Harmony Metals, Inc." and shortly thereafter began trading under the symbol "HRMY." Effective April 10, 2012, the Company changed its name again to "Nuvel Holdings, Inc." following a share exchange transaction with Nuvel, Inc. and thereafter began trading under the symbol "NUVL." Nuvel, Inc. was considered the acquirer in the 2012 share exchange transaction for accounting and financial reporting purposes.

On December 1, 2016, Nuvel Holdings, Inc. acquired OrangeHook, Inc., a Minnesota corporation ("OrangeHook MN"), in an acquisition structured as a reverse triangular merger, under which OH Acquisition Corp, a Minnesota corporation and wholly-owned subsidiary of the Company, merged with and into OrangeHook MN, with OrangeHook MN remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). OrangeHook MN shareholders received as merger consideration shares of the Company's capital stock representing a substantial majority of the voting and financial rights of the Company. As a result, OrangeHook MN was the acquirer in the Merger for accounting and financial reporting purposes.

OrangeHook MN acquired LifeMed, Salamander, and a majority interest in Agilivant prior to the Merger. In addition, OrangeHook MN purchased certain intellectual property and other assets of LifeNexus, Inc. ("LifeNexus") related to identification cards for healthcare patients. The business and operations of OrangeHook MN prior to the Merger currently constitute a substantial majority of the business and operations of the Company. Accordingly, the Company changed its name to "OrangeHook, Inc." on December 27, 2016, to better reflect the business and operations of the combined company following the Merger.  In April 2017, the Company's trading symbol was changed to "ORHK," and the Company is currently trading on the OTC Pink Marketplace.

On December 27, 2016, we amended and restated our Articles of Incorporation to, among other things, effect a one-for-1,200,000 reverse stock split of the Company's issued and outstanding shares of common stock (the "Reverse Stock Split"). No fractional shares were issued as a result of the Reverse Stock Split, but instead fractional share interests were rounded up to the nearest whole share of common stock. In connection with and immediately upon completion of the Reverse Stock Split, all outstanding shares of Series OH-1 Convertible Preferred Stock and Series D Convertible Preferred Stock, as well as approximately $1.166 million in an aggregate principal amount of then-outstanding convertible promissory notes, converted automatically into fully paid and non-assessable shares of common stock (the "Conversions"). All former Nuvel historical share and per share amounts information in this report respecting securities affected by the Reverse Stock Split and subsequent Conversions has been adjusted to reflect the effects thereof.

Portfolio Companies

Management believes that the solutions being offered by our portfolio companies—Salamander, Agilivant, LifeMed and Nuvel, Inc.—are competitive within their respective markets and that our marketing activities will be effective in distinguishing our products from the competition. Furthermore, many of these products are complementary to one another, and management believes that we will be able to leverage each entity's resources and expertise to create an even more robust suite of product offerings for healthcare institutions, emergency healthcare service providers and other first responders, banking institutions, municipalities and its other customers.

Salamander

OrangeHook MN acquired Salamander Technologies, Inc., a Michigan corporation located in Traverse City, Michigan, on October 1, 2015 by way of a merger in which Salamander Technologies, Inc. merged with and into Salamander, with Salamander remaining as the surviving company and a wholly-owned subsidiary of OrangeHook MN. As consideration for the merger, OrangeHook MN: (a) issued 144,846 shares of OrangeHook MN common stock (representing 144,846 shares of our common stock on a post-Merger, post-Reverse Stock Split basis) to a majority shareholder of Salamander Technologies, Inc., and (b) paid aggregate cash consideration of $500,000 to certain minority shareholders. Subsequent to closing, OrangeHook MN issued an aggregate of 37,297 shares of its common stock (representing 37,297 shares of our common stock on a post-Merger, post-Reverse Stock Split basis) to creditors of Salamander to satisfy certain obligations.

Salamander competes in the emergency management tracking and accountability solutions industry against companies such as ERT Systems, Elliott Data Systems, Inc. and Advantidge, Inc. It provides installed software and software as a service ("SaaS") solutions, including integrated data-sharing technologies that allow for unique transparency and accountability across multiple levels of local, state and federal governments during emergency or catastrophic situations. Salamander's products, which are positioned to comply with the federal mandate for the National Incident Management System, provide optimization/analytics capabilities and allow for identity verification, incident command tracking, and geospatial location to improve situational awareness of the resources available to first responders during emergency situations.

Salamander's SaaS solutions incorporate Salamander's registered intellectual property and proprietary software code and intellectual property licensed-in from third parties. Salamander has a patent portfolio, consisting of four active U.S. patents with terms ranging from approximately 5 to 18 years, three expired U.S. patents, and one inactive foreign patent application, which is intended to protect the key systems and methodology associated with its SaaS solutions. Salamander also owns four U.S. trademark registrations and one U.S. trademark application for various product names and logos, several domain names, and one U.S. Copyright registration for a resource guide for first responders.

Salamander sells its SaaS solutions primarily through its internal sales staff and through agreements with channel distributors. The channel distributor group is comprised of regional technical centers, resellers and lead generators, all of which have non-exclusive rights to internal sales activity in various geographic territories in the United States. All members of the channel have one-year initial terms and can be terminated upon applicable notice periods. At December 31, 2016, we had 10 active agreements.

Agilivant

On February 12, 2016, OrangeHook MN acquired approximately 82% of the outstanding equity interests of Agilivant pursuant to a membership interest purchase agreement. OrangeHook MN issued an aggregate of 433,551 shares of OrangeHook MN common stock (representing 433,551 shares of our common stock on a post-Merger, post-Reverse Stock Split basis) in exchange for the equity interests. As of closing, Agilivant reported approximately $2.8 million of trade payables and other outstanding indebtedness, approximately $1.3 million of which consisted of principal on loans made by OrangeHook MN.  OrangeHook MN issued 70,997 shares of OrangeHook MN common stock (representing 70,997 shares of our common stock on a post-Merger, post-Reverse Stock Split basis) on June 30, 2016 in exchange for the cancellation of $795,174 of such indebtedness. The Company may seek to acquire the remaining equity interests of Agilivant at some time in the future.

Agilivant offers a hybrid SaaS-based payment technology solution, encompassing both issuing and acquiring functionality, in the financial transfer and remittance services industry. By providing this combined capability, Agilivant can offer open, closed and hybrid (semi-closed) payment solutions to its customers. Additionally, Agilivant provides full merchant acquiring capabilities as a sub-agent to two partner companies.

The Agilivant system is flexible and can provide mobile, web-based and card-based solutions. It operates in a private data cloud, eliminating the need for a bank to purchase expensive computer systems with complex applications and software or to hire more staff to handle mobile banking systems, operations processing, legal compliance and call centers. Agilivant's cash card management system integrates with bank-issued debit-based bank accounts.

Agilivant competes with a large number of companies that offer financial transfer and remittance services as well as with payment associations. Agilivant's principal direct competitors include financial transfer and remittance companies like Western Union, MoneyGram, PayPal and Xoom, as well as individual banks.

Agilivant currently focuses on the sale of instances of its software and third party joint revenue sharing opportunities and does not maintain a relationship with a bank for card programs. Agilivant continues to pursue limited marketing and sale of card programs. On April 19, 2016, Agilivant entered into a license agreement granting Corporate Resources Australia Limited, a third party online banking and payment systems company, together with its subsidiary, WAIV International Pty Ltd., a non-exclusive, worldwide, perpetual license to use, modify, engineer, host, create derivative works from, reproduce and otherwise exploit, and to market, sell, distribute and otherwise commercialize, Agilivant's online banking and payment systems software and related applications. Both parties agreed to continue to further develop the software and bring it market under their own branding. Corporate Resources Australia Limited paid to OrangeHook a one-time licensing fee of $1,200,000 under the agreement. The license agreement also contains a revenue-sharing feature under which both parties have agreed to pay to the other party a percentage of any revenue received under licenses sold to customers referred by the other party. The license agreement also contains certain restrictive covenants that prohibit Agilivant from issuing any exclusive licenses and from selling software licenses to customers of the third-party company.

LifeMed

On July 20, 2016, OrangeHook MN acquired LifeMed pursuant to an amended and restated agreement and plan of merger dated as of May 31, 2016.  OrangeHook MN issued 1,454,261 shares of its common stock (representing 1,454,261 shares of our common stock on a post-Merger, post-Reverse Stock Split basis) to former LifeMed shareholders as consideration for the merger.

LifeMed provides a cloud-based patient identification solution with robust workflow automation, dynamic reporting, and customizable functionalities to enable streamlined electronic registration that is optimized for each healthcare facility and every patient. LifeMed issues a patient a token that identifies the patient throughout his or her life and enables medical professionals to obtain a complete medical history of the patient (including allergies, pre-existing conditions, and other related medical information) before making a medical diagnosis. The LifeMed application can also dramatically reduce insurance fraud utilizing its deterministic matching properties.

With the LifeMed application, all medical records can be linked via a secure, cloud-based application to allow access to a complete history quickly through a SaaS-based solution. The LifeMed application utilizes a library of application programming interfaces to overlay, enhance, and integrate, with existing systems, while at the same time facilitating connectivity with outside third party systems and databases. The application does not require time-intensive installation or ramp-up and can be installed and operational in short order.  The application also enables both internal and external systems to securely send patient data back and forth for real-time electronic medical record updates. The end result offers physicians, hospitals, and first responders the ability to access and act on a single complete and accurate set of records via the secure cloud infrastructure.

LifeMed has a patent portfolio that is intended to protect the key systems and methodology associated with its SaaS-based solutions.  Its patent portfolio consists of owned and licensed active U.S. patents with durations generally expiring within 10 years and two pending U.S. patents. Currently, LifeMed has entered into strategic and reseller agreements, all of which will use the patented healthcare patient solutions developed by LifeMed. LifeMed competes in the healthcare information systems industry against companies such as Right Patient, Imprivata, CrossChx and MedicFp.

Management expects to further enhance the LifeMed platform through the integration of additional OrangeHook portfolio products including payment applications, personal health storage features, and secure health record file transfer capabilities.

Effective March 10, 2016, OrangeHook and LifeMed entered into a business partnership agreement ("BPA") with Lenovo PC HK Limited ("Lenovo"), an electronics manufacturing company based out of Asia, which was subsequently amended on September 1, 2016 and January 24, 2017. The BPA, as amended, contemplates that LifeMed's patient identification application will be preloaded onto Lenovo's computers, tablets and other electronic devices for marketing and sale as a bundled system to hospitals and other healthcare facilities and providers throughout the world. Lenovo has agreed to be LifeMed's exclusive electronics hardware partner throughout the world, and LifeMed has agreed to be its exclusive provider of patient identification software. The BPA also allows Lenovo the non-exclusive right to offer the software products of OrangeHook's other portfolio companies. OrangeHook has agreed to share with Lenovo a percentage of revenues from hardware, service and usage fees, including upgrades and upsells, generated from customers under their joint marketing efforts.  Lenovo paid LifeMed one lump sum licensing fee in March 2016 and paid OrangeHook two lump sum licensing fees in October and December 2016. LifeMed agreed to assign to Lenovo Financial Services, a financial services provider affiliated with Lenovo, LifeMed's rights to licensing fees under customer contracts resulting from the joint marketing efforts. In exchange, Lenovo Financial Services agreed to pay to LifeMed its portion of the fees upfront upon entrance into agreements with end users, which will be subject to true-ups by LifeMed for any monthly fees that are not subsequently paid by the end user. In addition, if OrangeHook achieves certain revenue targets from sales of the bundled products to customers located in China, Lenovo has agreed to pay OrangeHook a one-time fee within 60 days of April 30, 2017 or such time as OrangeHook achieves a certain sales revenue milestone, whichever is later.

Management believes that the BPA with Lenovo, coupled with what we believe to be extensive selling and customer service capacities, could substantially improve our operating efficiencies and resulting cash flows, by, among other things, providing broader exposure to the OrangeHook suite of solution products.

Nuvel, Inc.

Nuvel, Inc. is a start-up company engaged in the business of designing, developing and selling a family of proxy and other appliances and related software and services that can secure, accelerate and optimize the delivery of business applications, web content and other information to users over private enterprise networks, or across an enterprise's gateway to the public Internet. The products and services provide end users with information about the applications and web traffic running on their networks, including the ability to discover, classify and manage the flow of data and communications between users and applications across the customer's internal networks, WAN and the Internet. Nuvel, Inc.'s products are also designed with the intent to accelerate and optimize the performance of end users' business applications and content, whether used internally or hosted by external providers.

Nuvel, Inc. competes directly with several data acceleration software companies, including Aspera, BMC, Code Sector, Inc., Cisco and Sony.  Many of these competitors focus upon the size and type of file being transferred.  Nuvel, Inc. takes a different approach-the Network Data Tunnel (NDT) solution—which streamlines the transfer process itself rather than modifying the file being sent.  The NDT solution can increase transfer speeds by up to 150 times.  The software itself is lightweight, minimal time and effort to incorporate into extant systems, and due to the massive increases in bandwidth utilization, can be used to facilitate mass integration into cloud-based systems.

Nuvel Inc.'s data acceleration solutions are built to accelerate and optimize the flow of information across enterprise networks to improve the performance of customer networks and reduce network costs. Management expects to further develop Nuvel, Inc.'s data acceleration solutions through the expansion into Linux, iOS, and Windows operating systems.  Management expects that the opportunity to bundle Nuvel Inc.'s platform with the products offered by OrangeHook's other portfolio companies creates the potential to increase market exposure, present new sales opportunities and lead to stronger customer loyalty for Nuvel Inc.'s platform.

LifeNexus Technologies

On June 2, 2016, OrangeHook MN acquired certain copyrights, trademarks, patents and other assets of LifeNexus. Spring Grove Finance, S.A. previously acquired the assets from the Chapter 7 bankruptcy estate of LifeNexus and agreed to sell the assets to OrangeHook MN in exchange for 178,571 shares of OrangeHook MN common stock (representing 178,571 shares of our common stock on a post-Merger, post-Reverse Stock Split basis).

The LifeNexus intellectual property relates to personal health smart cards for maintaining an individual's personal health record, enabling users to store, update, and share their medical information, including medical history, allergies, vaccinations, prescriptions, emergency contacts, insurance information, dependent information, advance directives, and more, offering healthcare providers access to critical patient information at the time and point of need. If we decide to pursue further development of the LifeNexus intellectual property, we anticipate that the LifeNexus personal health smart card would serve as a debit or prepaid card for making healthcare-related payments and managing individual health-related spending, such as co-pays and other fees at the physician's office, pharmacy, and hospital.

The LifeNexus solutions use widely-adopted consumer technology to put personalized health information and analytics in the hands of consumers and their caregivers to improve the consumer's healthcare experience, improve the caregiver's ability to diagnose and treat, and foster engagement. Our LifeNexus patent portfolio consists of several active U.S. patents with durations generally expiring within nine to 17 years, as well as two pending U.S. patents and one expired patent.

Management believes that the solutions being offered by our portfolio companies are competitive within their respective markets and that our marketing activities will be effective in distinguishing our products from the competition. Furthermore, many of these products share complementary features to one another, and management believes that we will be able to leverage each entity's resources and expertise to create a more robust suite of product offerings for healthcare institutions, emergency healthcare service providers, banking institutions, municipalities and its other customers, as well as higher returns for our shareholders. Although there exists no assurance that our development plans will definitively lead to expanded revenues, management believes that the interoperable capacity of the solutions offered by OrangeHook's portfolio companies are an important value proposition to the adoption of our products and solutions that will enhance our overall competitive position.

Business Operations

Center of Innovation

We opened our Center of Innovation ("COI"), located in Roseville, California, in October 2016. The COI provides technical sales and customer support and is assisting with the development of customer training programs for our LifeMed product. The COI also is intended to pursue the leveraging of the technical capabilities and interoperability of our other technologies across the OrangeHook suite of products. Management believes that centralization of these functions better positions OrangeHook to develop robust solutions that transcend offering our products on a stand-alone basis. The COI shares approximately half of the space at our Roseville, California location with LifeMed's sales, operations and administrative functions and includes a staff of approximately 10 employees.

Centralized Functions

Our corporate office is located in Wayzata, Minnesota. We have centralized many of the critical aspects of our operations in order to create standardization, and to maximize our operating efficiencies and uniformity of service. Some of the critical aspects of our business that we have centralized include contract administration, accounting, legal and information technology.

Employees

We had 49 regular employees as of December 31, 2016, including 47 full-time and 2 part-time employees. Of such employees, 6 were sales representatives, 29 were operations personnel and 14 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

Available Information

Our investor relations website may be found at www.orangehook.com/investor-relations, and we encourage investors to use it as a way of easily finding information about OrangeHook. We promptly make available on this website, free of charge, the annual and periodic reports that we file with or furnish to the SEC, corporate governance information (including our Code of Ethical Business Conduct), and select press releases and social media postings.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

OrangeHook does not own any real property. OrangeHook's corporate office currently occupies approximately 6,300 square feet of office space in Wayzata, Minnesota under two separate operating leases: (1) 2,100 square feet subleased through September 30, 2017 with base monthly rent payments of $5,304 and (2) 4,268 square feet leased through December 31, 2020 with base monthly rent payments of $13,565.  In addition, OrangeHook is party to a lease for an additional 850 square feet through September 2020 with base monthly payments of $2,299, which is subleased to an unaffiliated, third-party lessee at the same base rate.

Salamander currently occupies 5,501 square feet of office space in Traverse City, Michigan that is leased through April 30, 2017 with base monthly rental payments of $6,705.

Until March 31, 2017, Agilivant occupied 1,650 square feet of office space in Vancouver, Washington under a lease that expired September 30, 2016 with base monthly holdover rental payments of $3,816. Beginning April 1, 2017, Agilivant no longer occupies the Vancouver, Washington office. Certain Agilivant management functions are now located at the Roseville, California offices in order to consolidate operations and to reduce facility costs.

LifeMed, along with our Center of Innovation, currently occupies 9,820 square feet of office space in Roseville, California through October 31, 2026 with starting base monthly rent payments of $19,149 and is a party to another lease at a monthly rate of $5,533 per month through March 31, 2022.

Until March 31, 2017, Nuvel, Inc. occupied a satellite office in Los Gatos, California under a lease with variable monthly rental payments based on office usage. Beginning April 1, 2017, Nuvel, Inc. no longer uses the satellite office in Los Gatos.  Certain Nuvel, Inc. management functions are now located at the Roseville, California offices in order to consolidate operations and to reduce facility costs.

We believe all of our facilities are suitable and adequate for current operating needs.

Item 3.  Legal Proceedings

On March 17, 2017, a former shareholder of LifeMed filed a complaint with the Superior Court of California, County of Sacramento with respect to the shareholder's exercise of dissenters' rights under the California Corporations Code in connection with OrangeHook MN's acquisition of LifeMed.  On June 20, 2016, the shareholder provided notice of his election to dissent from LifeMed's merger with OrangeHook MN and be paid cash in the amount of $2 for each of his 97,389 shares of LifeMed Series A Preferred Stock. The complaint names LifeMed as defendant, alleges claims for breach of contract and conversion of personal property, and asks for declaratory relief in addition to damages for the fair market value of the shares plus interest, punitive damages and attorney's fees. Given the preliminary stage of the case, OrangeHook cannot reasonably comment on the outcome of this action.

Except as previously described, OrangeHook is not a party to any material litigation or claims. However, no assurance can be given that material claims or disputes will not arise or occur in the future; in such event, we would be required to incur legal costs and fees to assert critical claims or defend claims made against us or our portfolio companies.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

OrangeHook common stock trades under the symbol "ORHK" on the OTC Pink Marketplace. On March 9, 2017, the high and low bid quotations per share of OrangeHook common stock as reported on the OTC Pink Marketplace were $1.16 and $1.38, respectively (as adjusted for the Reverse Stock Split).

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of OrangeHook Common Stock as reported on the OTC Pink Marketplace.  Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions. Trading in stocks quoted on the OTC Pink Marketplace is often limited and characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. Bid quotations for shares of OrangeHook Common Stock have been limited historically, and we cannot assure you that an active trading market for OrangeHook Common Stock will develop in the future.

On December 27, 2016, we effected a one-for-1,200,000 reverse stock split of our common stock. In connection with and immediately upon completion of the Reverse Stock Split, all outstanding shares of Series OH-1 Convertible Preferred Stock and Series D Convertible Preferred Stock, as well as approximately $1.166 million in aggregate principal amount of then-outstanding convertible promissory notes, converted automatically into fully paid and non-assessable shares of OrangeHook common stock. Share and per share information below respecting securities affected by the Reverse Stock Split and related Conversions has been adjusted to reflect the results thereof.

	High	Low

Fiscal Year Ended December 31, 2016

First Quarter	$1.75	$1.09
Second Quarter	$1.38	$1.09
Third Quarter	$2.91	$1.02
Fourth Quarter	$1.82	$1.82

Fiscal Year Ended December 31, 2015

First Quarter	$4.22	$0.73
Second Quarter	$2.04	$1.09
Third Quarter	$1.09	$1.09
Fourth Quarter	$1.60	$1.02

Holders

The number of record holders of OrangeHook common stock as of April 10, 2017 was approximately 99 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name with a brokerage firm or other fiduciary.

Dividends

Holders of OrangeHook common stock are entitled to receive dividends if and when declared by OrangeHook's board of directors out of funds legally available for the payment of dividends. OrangeHook has never paid a cash dividend on its common stock and presently intends to retain any earnings to fund the development of its business. OrangeHook does not anticipate paying any dividends on its common stock for the foreseeable future.

Due to OrangeHook's current cash flow position, OrangeHook is unable to declare or pay any dividends on its common stock. Any future determination as to declaration and payment of dividends will be made at the discretion of OrangeHook's board of directors and will depend on earnings, financing requirements and other factors.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements and information that are based upon beliefs of and information currently available to management as well as estimates and assumptions made by management. When used in the filings the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "may," "will," or the negative variation of these terms and similar expressions as they relate to the Registrant or management identify forward-looking statements. These statements include those relating to our business strategy, our future results of operations, including our expectations as to expected and potential new sources of revenue or increases in revenue from existing sources, our future gross margins and levels of product development and sales and marketing expenses, our sales and marketing activities, our competitive market position, our product development activities and our financing. They reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to our industry and operations and results of operations, such as our beliefs regarding the operational efficiencies offered by our platform, the competitiveness of our products, the effectiveness of our marketing strategies, the strength and security of our intellectual property, our expectations regarding generation of revenue from current and future business partnerships and other business relationships, our ability to control costs for outside services and other general and administrative expenses, our ability to further develop our products and to leverage their interoperability, the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may need to reduce and/or cease our operations; the risk that a "going concern" opinion from our auditors could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives on terms acceptable to us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements of OrangeHook and its portfolio companies included with this annual report on Form 10-K.

References to "we," "our," "us," the "Company," "OrangeHook" or the "Registrant" refer to OrangeHook, Inc., a Florida corporation.

Overview

OrangeHook, Inc., a Minnesota corporation ("OrangeHook MN"), was formed on October 17, 2014, to acquire select software applications and technology that service consumer, healthcare, and governmental organizations. On December 1, 2016, OrangeHook MN was acquired by Nuvel Holdings, Inc., a Florida corporation ("Nuvel Holdings"), under an Agreement and Plan of Merger dated July 1, 2016, as amended by Amendment No. 1 to Agreement and Plan of Merger dated October 14, 2016 (as amended, the "Merger Agreement"), by and among Nuvel Holdings, OH Acquisition Corp, a Minnesota corporation and wholly-owned subsidiary of Nuvel Holdings ("Merger Sub"), and OrangeHook MN. Under the terms of the Merger Agreement, Merger Sub merged with and into OrangeHook MN, with OrangeHook MN remaining as the surviving corporation and a wholly-owned subsidiary of Nuvel Holdings (the "Merger"). Although Nuvel Holdings was the legal acquirer due to the reverse triangular merger structure of the Merger, OrangeHook MN shareholders received as merger consideration shares of Nuvel Holdings capital stock representing a substantial majority of the voting rights of Nuvel Holdings. As a result, OrangeHook MN was the accounting and financial acquirer in the Merger. Subsequent to the Merger, Nuvel Holdings adopted the OrangeHook, Inc. ("OrangeHook") name.

During 2015 and 2016, prior to the Merger, OrangeHook MN acquired Salamander Technologies, Inc. (now Salamander Technologies, LLC, "Salamander"), Agilivant LLC, ("Agilivant") and LifeMed ID, Inc. ("LifeMed"), all of which have entered their revenue generation phase. In addition, OrangeHook MN purchased certain intellectual property and other assets of LifeNexus, Inc. ("LifeNexus"). OrangeHook acquired OrangeHook MN pursuant to the Merger and, consequently, is the ultimate parent entity of Salamander, Agilivant and LifeMed and the ultimate owner of the LifeNexus assets. Following the Merger, OrangeHook continues to own its other operating subsidiary, Nuvel, Inc. The LifeNexus technologies and the technologies offered by Nuvel, Inc. are in the late stages of development, and we expect to commence field trial activity during the current calendar year.

Portfolio Companies

Our four operating portfolio companies—Salamander, Agilivant, LifeMed and Nuvel, Inc.-have developed proprietary software applications and services which are unique to the OrangeHook suite of identification solutions. OrangeHook believes that the solutions offered by its portfolio have the potential to provide an efficient, cost effective, and comprehensive solution to the issues surrounding correct patient identification, first responder credentialing, and payment authentication.  Although initially recognized as an opportunity for the health care industry, management believes that our identity solutions can transcend specific industry verticals and become usable across a wide spectrum of applications. Our ability to implement our solutions across industry specific verticals will depend, in part, on our ability to fund any necessary information technology initiatives, to market the solutions at correct management levels in our customer base and our success in early adopter installations. Management believes the interoperability features of our portfolio companies' suite of software applications position OrangeHook for a competitive advantage in the healthcare, first responder, and banking industries and will be attractive to other industries across multiple disciplines in the future.

To improve investors' understanding of OrangeHook's financial condition, results of operations, and business prospects, management voluntarily undertakes to report financial results in three operating segments: LifeMed, Salamander, and Agilivant. Although management and certain administrative functions are centralized at OrangeHook, each segment operates independently with its own staffing and facilities and offers complementary but unique software solutions. Management evaluates the financial results of each operating segment separately to determine how to allocate resources and to assess performance. Management includes the development and marketing activities related to software technologies which were acquired through our acquisitions of LifeNexus and Nuvel, Inc. in the OrangeHook corporate results.

Salamander

OrangeHook acquired the Salamander business in October of 2015. Salamander competes in the emergency management tracking and accountability solutions industry. It provides installed software and SaaS solutions, including integrated data-sharing technologies that allow for unique transparency and accountability across multiple levels of local, state and federal governments during emergency or catastrophic situations. Salamander's products, which are positioned to comply with the federal mandate for the National Incident Management System, provide optimization/analytics capabilities and resolve issues associated with identity verification, incident command tracking, and geospatial location.

Salamander's SaaS solutions incorporate Salamander's registered intellectual property and proprietary software code and intellectual property licensed-in from third parties. Salamander has a patent portfolio consisting of four active patents, ranging in duration from 5 to 18 years, which is intended to protect the key systems and methodology associated with its SaaS solutions. Salamander also owns four U.S. trademark registrations and one U.S. trademark application for various product names and logos, several domain names, and one U.S. Copyright registration for a resource guide for first responders.

Salamander sells its SaaS solutions primarily through its internal sales staff and through agreements with channel distributors. The channel distributor group is comprised of regional technical centers, resellers and lead generators, all of which have non-exclusive rights to internal sales activity in various geographic territories in the United States. All members of the channel have one-year initial terms and can be terminated upon applicable notice periods. At December 31, 2016, we had 10 active agreements.

Agilivant

OrangeHook acquired a majority interest (82%) in Agilivant, LLC in February of 2016. Agilivant offers a hybrid SaaS-based payment technology solution, encompassing both issuing and acquiring bank functionality, in the financial transfer and remittance services industry. By providing this combined capability, Agilivant can offer open, closed and hybrid (semi-closed) payment solutions to its customers. Additionally, Agilivant may issue licenses for use of its software technology solution.

Agilivant offers a hybrid SaaS-based payment technology solution, encompassing both issuing and acquiring functionality, in the financial transfer and remittance services industry. By providing this combined capability, Agilivant can offer open, closed and hybrid (semi-closed) payment solutions to its customers. Additionally, Agilivant provides full merchant acquiring capabilities as a sub-agent to two partner companies.

The Agilivant system is flexible and can provide mobile, web-based and card-based solutions. It operates in a private data cloud, eliminating the need for a bank to purchase expensive computer systems with complex applications and software or to hire more staff to handle mobile banking systems, operations processing, legal compliance and call centers. Agilivant's cash card management system integrates with bank-issued debit-based bank accounts.

Agilivant's current activities focus on the sale of instances of its software and third party joint revenue sharing opportunities and does not maintain a relationship with a bank for card programs. Agilivant continues to pursue limited marketing and sale of card programs.

LifeMed

We made a series of investments in LifeMed beginning in December 2014. We acquired the remaining equity interests in LifeMed on July 20, 2016. LifeMed competes in the healthcare information systems industry. It provides a cloud-based patient identification solution with robust workflow automation, dynamic reporting, and customizable functionalities to enable streamlined electronic registration that is optimized for each healthcare facility and every patient. LifeMed issues a patient token that identifies the patient throughout his or her life and enables medical professionals to obtain a complete medical history of the patient (including allergies, pre-existing conditions, and other related medical information) before making a medical diagnosis.

With the LifeMed application, all medical records can be linked via a secure, cloud-based application to allow access to a complete history instantly through a SaaS-based solution. The LifeMed application utilizes a library of application programming interfaces to overlay, enhance, and integrate, with existing systems, while at the same time facilitating connectivity with outside third party systems and databases. The application does not require time-intensive installation or ramp-up and can be installed and operational in short order.  The application also enables both internal and external systems to securely send patient data back and forth for real-time electronic medical record updates. The end result is physicians, hospitals, and first responders all being able to access and act on a single complete and accurate set of records via the secure cloud infrastructure. We believe that the LifeMed application's proprietary deterministic matching properties can help to decrease health insurance fraud.

LifeMed has a patent portfolio intended to protect the key systems and methodology associated with its SaaS-based solutions.  Its patent portfolio consists of owned and licensed active U.S. patents or pending U.S. patents with durations expiring generally within 10 years. Currently, LifeMed has entered into strategic and reseller agreements, all of which will use the patented healthcare patient solutions developed by LifeMed.

Management expects to further enhance the LifeMed platform through the integration of additional OrangeHook portfolio products including payment applications, personal health storage features, and secure health record file transfer capabilities.

Nuvel, Inc.

Nuvel, Inc. is an early stage company engaged in the business of designing, developing and selling a family of proxy and other appliances and related software and services that can secure, accelerate and optimize the flow, delivery and performance of end users' business applications, web content and other information to users over private enterprise networks, or across an enterprise's gateway to the public Internet. The products and services provide end users with information about the applications and web traffic running on their networks, including the ability to discover, classify and manage the flow of data and communications between users and applications across the customer's internal networks, WAN and the Internet. Nuvel, Inc.'s products are also designed with the intent to accelerate and optimize the performance of end users' business applications and content, regardless whether used internally or hosted by external providers.

Nuvel, Inc. competes directly with several data acceleration software companies, including Aspera, BMC, Code Sector, Inc., Cisco and Sony.  Many of these competitors focus upon the size and type of file being transferred.  Nuvel, Inc. takes a different approach—the Network Data Tunnel (NDT) solution—which streamlines the transfer process itself rather than modifying the file being sent.  The NDT solution can increase transfer speeds by up to 150 times.  The software requires minimal time and effort to incorporate into extant systems, and due to the massive increases in bandwidth utilization, can be used to facilitate mass integration into cloud-based systems.

Nuvel Inc.'s data acceleration solutions are built to accelerate and optimize the flow of information across enterprise networks to improve the performance of customer networks and reduce network costs. Management expects to further develop Nuvel, Inc.'s data acceleration solutions through the expansion into Linux, iOS, and Windows operating systems.  Management expects that, when bundled with the products offered by OrangeHook's other portfolio companies, Nuvel, Inc.'s platform will gain increased market exposure, present new sales opportunities, and lead to stronger customer loyalty.

LifeNexus Technologies

OrangeHook acquired certain copyrights, trademarks, patents and other assets of LifeNexus in June 2016. The LifeNexus intellectual property relates to personal health cards for maintaining an individual's personal health record, enabling users to store, update, and share their medical information, including medical history, allergies, vaccinations, prescriptions, emergency contacts, insurance information, dependent information, advance directives, and more, offering healthcare providers access to critical patient information at the time and point of need. If we decide to pursue further development of the LifeNexus intellectual property, we anticipate that the LifeNexus personal health card would serve as a prepaid card for making healthcare-related payments and managing individual health-related spending, such as co-pays and other fees at the physician's office, pharmacy, and hospital.

The LifeNexus solutions use widely-adopted consumer technology to put personalized health information and analytics in the hands of consumers and their caregivers to improve the consumer's healthcare experience, improve the caregiver's ability to diagnose and treat, and foster engagement. Our LifeNexus patent portfolio consists of several active U.S. patents with durations generally expiring within nine to 17 years, as well as two pending U.S. patents and one expired patent.

Financial Presentation

Description of Certain Line Items

Revenue
Revenue consists of license and subscription and other fees generated from the sales and licensing of our portfolio products. OrangeHook provides installed software and SaaS based solutions that are billed on a periodic basis throughout the subscription or licensing period.

Cost of Sales
Cost of sales includes the costs associated with the sale, subscription and licensing of our products including installation and support costs.

Product Development
Product development consists primarily of expenses relating to software maintenance and development of all portfolio company products.

Sales and Marketing
Sales and marketing consists primarily of trade shows, the travel expense related to the trade shows, and the salaries and compensation for the employees that are selling and marketing the solutions.

General and Administrative
General and administrative consists primarily of the salaries for the employees of OrangeHook, Salamander, Agilivant and LifeMed, along with rent, legal, accounting and other professional fees, including merger-related expenses, for OrangeHook and amortization of intangible assets as a result of the acquisition of the portfolio entities.

Critical Accounting Estimates and Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the SEC regarding financial information. The accompanying consolidated financial statements include those of the OrangeHook as well as those of its subsidiaries OrangeHook MN, Salamander, Agilivant, LifeMed and Nuvel, Inc.  All intercompany transactions and balances have been eliminated in consolidation.  Please see the Note 3 to OrangeHook's financial statements for a more complete description of our significant accounting policies.

Use of Estimates

Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing customer agreements, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results could differ from those estimates.

Business Combinations

For acquisitions, OrangeHook allocates the purchase price based on the fair value of assets acquired and liabilities assumed.  For material acquisitions, OrangeHook engaged an independent specialist to assist us in the valuation of the intangible assets, utilizing discounted cash value methods.  In most cases, OrangeHook exchanges shares of its common stock to acquire the businesses.  The evaluation of OrangeHook's common stock requires us to make assumptions about future cash flows of OrangeHook that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook engaged an independent specialist to assist us in evaluating the fair value of OrangeHook's common stock.  We ultimately concluded on the fair value of OrangeHook's common stock and the allocation of the fair value of the purchase price between intangibles and goodwill.

Accounts Receivable

The carrying value of OrangeHook's accounts receivable represents their estimated net realizable value. No collateral or other security is required to support accounts receivable, which are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts (90 to 120 days outstanding) are written off through a charge to the valuation allowance and a credit to accounts receivable. OrangeHook does not charge interest on past due accounts receivable balances.

Revenue Recognition

Revenue from sales of our software is recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Arrangements with Multiple Deliverables. When elements such as the product (e.g., hardware, software and other components) installation and training are contained in a single arrangement, or in related arrangements with the same customer, revenue is allocated to each element based upon its relative fair value. Management believes the individual elements within its contracts meet the ASC Topic 605 criteria for treatment as separate units of accounting. The price charged when the element is sold separately generally determines fair value. Revenue from product sales is recognized when the related goods are shipped whereas revenue from installation and training activities is recognized when the services are performed. Discounts in multiple elements sold as a single arrangement are allocated proportionately to the individual elements based on the fair value charged when the element is sold separately.

Revenue from service contracts and subscription agreements is recorded on a straight-line basis over the terms of the related agreements.

Revenue from software licensing arrangements is recognized when all of the following conditions exist: (1) the licensing agreement has been executed, (2) the license period has begun and the licensee can begin its use of the software, (3) the fee is fixed or determinable, (4) collection of the license fee is reasonably assured, and (5) there are no significant ongoing obligations of OrangeHook relating to the licensing arrangement.

Advance payments received from customers are deferred until all revenue recognition criteria are satisfied.

Income Taxes

OrangeHook accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  OrangeHook regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income.  OrangeHook has recorded a full valuation related to deferred tax assets and liabilities.  We account for uncertainty in income taxes recognized in financial statements in accordance with ASC 740 (formerly FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,"). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. We do not have any material uncertain tax positions.

Stock-Based Compensation

OrangeHook measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. During 2016 and 2015, OrangeHook granted common stock to employees and outside directors in exchange for their services. In connection with those awards, the fair value of the award was measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Software Development Costs

To date, OrangeHook has not capitalized any of the costs incurred related to the development of its software products being marketed as the period of time between achieving technological feasibility and the general availability of OrangeHook's software products has been very short and any costs incurred subsequent to achieving technological feasibility have not been significant. These costs are expensed and included in product development expenses in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is a two-step impairment test. In the first step, OrangeHook compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of that reporting unit, goodwill is not impaired and OrangeHook is not required to perform further testing. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then OrangeHook must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit and determining the implied fair value of the impaired reporting unit's goodwill based upon the residual of the fair value of the net assets.

The evaluation of goodwill impairment requires the Company to make assumptions about future cash flows of the reporting unit being evaluated that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset.  The evaluation of long-lived assets requires the Company to make assumptions about future cash flows of the reporting unit being evaluated that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
There was no impairment of long-lived assets at December 31, 2016.

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
(in thousands)

Total Revenue
Total revenue for the years ended December 31, 2016 and 2015 was $2,311 and $245, respectively, representing a year-over-year increase of $2,066 or 943.3%.  The increase was primarily due to a full year of financial results for our Salamander segment in 2016 compared to three months in 2015, ten months of financial results for our Agilivant segment in 2016 compared to none in 2015, and approximately six months of financial results for our LifeMed segment compared to none in 2015. In addition, we recognized a one-time fee of $1,200 during the fiscal year ended December 31, 2016 for the license of Agilivant's online banking and payment systems software and related applications to a third party online banking and payment systems company.

Total Cost of Sales
Total cost of sales for the years ended December 31, 2016 and 2015 was $359 and $32, respectively, representing an increase of $327 or 1021.8%.  The increase was primarily due to a full year of financial results for our Salamander segment in 2016 compared to three months in 2015, ten months of financial results for our Agilivant segment in 2016 compared to none in 2015, and approximately six months of financial results for our LifeMed segment compared to none in 2015.

Total Gross Profit
Total gross profit for the years ended December 31, 2016 and 2015 was $1,952 and $213, respectively, representing an increase of $1,739 or 816.4%.  The increase was primarily due to a full year of financial results for our Salamander segment in 2016 compared to three months in 2015, ten months of financial results for our Agilivant segment in 2016 compared to none in 2015, and approximately six months of financial results for our LifeMed segment compared to none in 2015.  Gross margins were 84.5% and 86.9% for the years ended December 31, 2016 and 2015, respectively. The Company expects gross margin to remain at comparable levels in the foreseeable future.

Operating expenses
Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits, and taxes, marketing programs, external consulting and professional services, travel, and depreciation expenses. Additionally, operating expenses were impacted by the additional results of our acquired companies, LifeMed and Agilivant, in 2016 and a full year of expenses for Salamander compared to three months in 2015.

(in thousands)	Year Ended December 31,
	2016	2015	Change	% Change

Product Development	$2,077	$141	$1,936	1,373.0%
Sales and marketing	733	123	610	495.9%
General and administrative	9,227	3,539	5,688	160.7%
Net loss from investment in LifeMed ID, Inc.	438	-	438	*
Gain on extinguishment of debt	(742)	(404)	(338)	83.7%
Interest Expense	3,027	494	2,533	512.8%

*Not meaningful

Product Development
Product development expense for the year ended December 31, 2016 increased by $1,936, or 1,373.0%, to $2,077 as compared to $141 for the same period of 2015. The increase was primarily due to a full year of financial results for our Salamander segment in 2016 compared to three months in 2015, ten months of financial results for our Agilivant segment in 2016 compared to none in 2015, and approximately six months of financial results for our LifeMed segment compared to none in 2015. Product Development expenses as a percentage of total revenue was 89.9% and 57.6% for the years ended December 31, 2016 and 2015, respectively.  The Company plans to invest a consistent dollar amount on product development in fiscal year 2017 when taking into consideration a full-year effect of the companies acquired in fiscal year 2016.

Sales and Marketing
Sales and marketing expense for the year ended December 31, 2016 increased by $610, or 495.9%, to $733 as compared to $123 for the same period of 2015. The increase was primarily due to a full year of financial results for our Salamander segment in 2016 compared to three months in 2015, ten months of financial results for our Agilivant segment in 2016 compared to none in 2015, and approximately six months of financial results for our LifeMed segment compared to none in 2015. Sales and marketing expenses as a percentage of total revenue was 31.7% and 50.2% for the years ended December 31, 2016 and 2015, respectively.  The Company expects sales and marketing expense as a percentage of total  revenue to remain at consistent levels in the foreseeable future.

General and Administrative
General and administrative expense for the year ended December 31, 2016 increased by $5,688, or 160.7%, to $9,227 as compared to $3,539 for the same period of 2015. The increase was primarily due to a full year of financial results for our Salamander segment in 2016 compared to three months in 2015, ten months of financial results for our Agilivant segment in 2016 compared to none in 2015, and approximately six months of financial results for our LifeMed segment compared to none in 2015.  The Company expects general and administrative expenses to decrease as a percentage of revenue in fiscal year 2017 due to the one-time nature of merger-related expenses in fiscal year 2016.

Net Loss From Investment in LifeMed
Based on the Company's purchase of common and preferred shares of LifeMed from 2014 through 2016, on March 31, 2016, the Company's ownership percentage of LifeMed totaled 24%. As a result, the Company began to account for this investment using the equity method of accounting as of April 1, 2016, versus the cost basis it had carried it in prior periods. On July 20, 2016, the Company completed its acquisition of LifeMed. From April 1, 2016 through the acquisition on July 20, 2016, we recorded a loss of $438 which represented our proportionate share of the net loss incurred by LifeMed for that period. Effective July 20, 2016, the Company began to consolidate the results of LifeMed.

Gain on Extinguishment of Debt
The gain of $742 and $404 for the years ended December 31, 2016 and 2015, respectively, reflected the difference between the reacquisition price and the carrying amount of the debt and accrued interest, which resulted from the issuance of shares of common stock in exchange for the extinguishment of certain debt and accrued interest.  The Company views the gains on extinguishment of debt experienced in fiscal years 2016 and 2015 as non-recurring in nature.

Interest Expense
Interest expense for the year ended December 31, 2016 increased by $2,533 or 512.8%, to $3,027 as compared to $494 for the same period of 2015. Outstanding debt increased $2,803 to $7,841 at December 31, 2016 compared to $5,038 the same period of 2015. As such, interest expense, which includes amortization of warrants, increased, and we had higher levels of short term borrowings at higher interest rates during the year ended December 31, 2016.

Income Tax Benefit
For the year ended December 31, 2016, we recognized an income tax benefit of $2,122 due to a temporary difference creating a deferred tax liability,  As a result, this reduced our valuation allowance recorded as part of the Nuvel Merger.

Net Gain Attributable to Noncontrolling Interest in Subsidiary
During the year ended December 31, 2016, the net gain attributable to noncontrolling interest in subsidiary was $89. The noncontrolling interest in the subsidiary is due to OrangeHook owning 82% of Agilivant, while the remaining 18% is held by minority owners.

Net Loss
As a result of the above, net loss for the year ended December 31, 2016 was $10,775 as compared to $3,680 for the same period of 2015.

Future Expectations

Management's expectations for fiscal year 2017 include:

•	Our belief that we will begin to generate revenue from the sale of our LifeMed products through our direct sales and joint marketing and sales efforts under the Lenovo business partnership
•	Our belief that sales of our Salamander products will increase through direct sales and regional technical centers in existing channels and that we may be able to add additional sales channels
•	Our belief that we have the potential for business from our existing Agilivant revenue sharing arrangement
•	Our intent to focus our marketing and sales activities on the sale of additional instances of Agilivant software with revenue sharing terms
•	Plans for additional development of existing products, including furtherance of our goal to leverage the interoperable capabilities of our products
•	Our belief that expenditures relating to product development will not increase in material respects
•	Our belief that we will be able to control expenses, including costs for outside services and other general and administrative expenses
•	Our intent to secure additional capital, either in the form of equity, debt or both, on terms acceptable to us

Salamander Segment
(in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change

Total revenue	$959	$245	$714	291.4%
Cost of sales	206	32	174	543.8%
Gross margin	$753	$213	$540	253.5%
Gross margin %	78.5%	86.9%

Product Development	$680	$141	$539	382.3%

Total revenue in the Salamander segment for the year ended December 31, 2016 increased by $714, or 291.4%, to $959 as compared to revenue of $245 for the year ended December 31, 2015.  The increase resulted from owning Salamander Technologies for three months in 2015, compared to results from the full year in 2016. Salamander had customer contracts serving 10 active regional technical centers in 2016, which generated 50% percent of our contracted revenue for the year ended December 31, 2016, and customer contracts serving 11 active regional technical centers in 2015, which generated 51% of our contracted revenue for the year ended December 31, 2015.

Total cost of sales in the Salamander segment for the year ended December 31, 2016 increased by $174 or 543.8% to $206 as compared to cost of sales of $32 for the year ended December 31, 2015. The increase resulted from owning Salamander Technologies for three months in 2015, compared to a full year in 2016.

Total gross profit for the Salamander segment was $753 and $213 for the years ended December 31, 2016 and 2015, respectively.  Gross margin in the Salamander segment was 78.5% and 86.9% for the years ended December 31, 2016 and 2015, respectively. The year-over-year decrease to gross margin rate was impacted by Salamander entering into two new large contracts, which because of certain customer specifications, had lower gross margins.

Total product development expenses for the Salamander segment for the year ended December 31, 2016 increased by $539 or 382.3%, to $680 as compared to $141 for the year ended December 31, 2015.  Product development expenses as a percentage of total revenue was 70.9% and 57.6% for the years ended December 31, 2016 and 2015, respectively.  In 2016, product development expense was primarily related to reconfiguring our SalamanderLiveTM product to a cloud-based platform and ongoing software support.

Agilivant Segment
(in thousands)

	Year Ended December 31,
	2016	2015		Change	% Change

Total revenue	$1,234	$-		$1,234	*
Cost of sales	16	-		16	*
Gross margin	$1,218	$-		$1,218	*
Gross margin %	98.7%	*	%

Product Development	$420	$-		$420	*

*Not meaningful

OrangeHook acquired an 82% equity interest in Agilivant on February 12, 2016. Total revenue in the Agilivant segment for the year ended December 31, 2016 was $1,234 compared to $0 for the year ended December 31, 2015.  The increase resulted from owning Agilivant for approximately ten months in 2016 compared to none in 2015.Agilivant's revenue in 2016 was primarily related to the sale of a software instance under a license agreement granted to a third-party banking and payment systems company. The sale of the instance grants non-exclusive rights to license and market the Agilivant system and includes the option for future revenue-sharing arrangements.

Total cost of sales in the Agilivant segment for the year ended December 31, 2016 was $16 compared to $0 for the year ended December 31, 2015.  The increase resulted from owning Agilivant for approximately ten months in 2016 compared to none in 2015.  Cost of sales was primarily comprised of fees for external services associated with contract deliverables.

Total product development expenses for the year ended December 31, 2016 were $420. Product development expenses as a percentage of total revenue was 34.04% the year ended December 31, 2016. The product development expense was primarily related to fees for external services to continue the development of the Agilivant software, running of an instance of the software and to meet banking industry regulatory compliance obligations.

LifeMed Segment
(in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change

Total revenue	$118	$-	$118	*
Cost of sales	138	-	138	*
Gross margin	$(20)	$-	$(20)	*
Gross margin %	-16.9%	*

Product Development	$977	$-	$977	*

*Not meaningful

LifeMed was acquired by OrangeHook on July 20, 2016. Total revenue in the LifeMed segment for the year ended December 31, 2016 was $118 compared to $0 for the year ended December 31, 2015. The increase resulted from owning LifeMed for approximately six months in 2016 compared to none in 2015.  Revenue in 2016 resulted primarily from the licensing of our SecureReg 2.0 software to hospitals. As of December 31, 2016, we had active contracts with five customers.

Total cost of sales in the LifeMed segment for the year ended December 31, 2016 was $138 compared to $0 for the year ended December 31, 2015.  The increase resulted from owning LifeMed for approximately six months in 2016 compared to none in 2015.  Cost of sales was primarily comprised of hosting and technical services fees and the costs of hardware and supplies.

Total gross loss for the LifeMed segment was $20 for the year ended December 31, 2016.  As a percentage of total revenue, gross margin for the LifeMed segment was (16.9)% for the year ended December 31, 2016. Gross margin rate was impacted by the fixed costs of hosting expenses.

Total product development expenses for the LifeMed segment for the year ended December 31, 2016 were $977 compared to $0 for the year ended December 31, 2015.  The increase resulted from owning LifeMed for approximately six months in 2016 compared to none in 2015.  Product development expenses as a percentage of total revenue was 828.0% for the year ended December 31, 2016.  In 2016, product development expense was primarily related to developing our proprietary Authoritative Identity Management Exchange ("AIMeTM") software, developing and integrating the electronic payments platform, and other software support.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the years ended December 31, 2016 and 2015, we recorded revenues of $2,311 and $245, respectively, and incurred net losses of $10,775 and $3,680, respectively.  Net cash used in operating activities was $4,237 for and $1,940 for the years ended December 31, 2016 and 2015, respectively.

OrangeHook MN has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $16,038 and a working capital deficiency of $16,329 as of December 31, 2016.  OrangeHook MN is currently executing on growth initiatives at each of its subsidiaries with the intent to generate additional revenues and achieve meaningful profitability. However, OrangeHook MN cannot currently predict the timing of when these improvements in operating results may occur.

Since inception, OrangeHook MN has met its liquidity requirements principally through the issuance of debt, including related party debt, and the sale of its equity. OrangeHook MN's ability to continue its operations and to pay its obligations when they become due is contingent upon OrangeHook MN obtaining additional financing.

On April 12, 2017, management successfully concluded negotiations with a third party on a committed financing agreement that calls for the third party to provide or place debt and/or equity financing in an amount up to $10 million over the next twelve months. In addition, OrangeHook MN is in active negotiations with other third parties which could provide additional financing for an amount up to $10 million.

Additionally, OrangeHook MN, although still in the early stages of commercialization, has executed contracts with various partners that management believes will result in substantial revenue and cash flow from operations within the next twelve months.

There are no assurances that OrangeHook MN will be able to raise capital on terms acceptable to OrangeHook MN or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If OrangeHook MN is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth initiatives, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about OrangeHook MN's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows – Operating Activities

Net cash used in operating activities was $4,237 during the year ended December 31, 2016. Net cash used in operating activities consisted principally of a net loss of $10,775 offset by deferred revenue received of $2,640.

Net cash used in operating activities was $1,939 during the year ended December 31, 2015. Net cash used in operating activities consisted principally of a net loss of $3,680, adjusted for certain non-cash income and expense items and changes in operating assets and liabilities.

Cash Flows – Investing Activities

During the year ended December 31, 2016, net cash used for investing activities was $3,409 which consisted principally of net advances of $1,359 in advances to LifeMed, $85 in net advances to Agilivant, and $675 in advances to Nuvel Holdings, Inc. In addition, the Company purchased shares of LifeMed common and preferred stock of $1,310 during the period prior to the completion of its acquisition on July 20, 2016.

During the year ended December 31, 2015, net cash used for investing activities was $5,320, which consisted principally of $1,925 for purchases of LifeMed preferred and common stock, $1,006 in advances to Agilivant, $1,045 in advances to LifeMed and $699 in advances to Nuvel Holdings, Inc.

Cash Flows – Financing Activities

Net cash provided by financing activities was $7,523 during the year ended December 31, 2016 which consisted primarily of proceeds of $2,689 from the sale of Series A, A-1, and OH-2 preferred stock, net of financing fees, net proceeds of $2,255 from director loans and net proceeds from short-term debt of $3,873.

Net cash provided by financing activities was $7,360 during the year ended December 31, 2015, which consisted primarily of proceeds of $3,050 from the sale of convertible debentures, proceeds of $3,948 from the sale of Series A and A-1 preferred stock, net of expenses and proceeds of $950 from director loans.

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
	2016	2015

Other Financial Data:
Net cash used in operating activities	$(4,237)	$(1,939)
Net cash used in investing activities	(3,409)	(5,320)
Net cash provided by financing activities	7,523	7,360

Off-Balance Sheet Arrangements

OrangeHook does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8. Consolidated Financial Statements and Supplementary Data

The Report of the Independent Registered Public Accounting Firm, Financial Statements, and Schedules are set forth in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in a current report filed with the SEC on December 5, 2016, the Audit Committee of our board of directors approved the engagement of Baker Tilly Virchow Krause, LLP ("Baker Tilly") effective December 1, 2016 as our independent registered public accounting firm for the fiscal year ending December 31, 2016. The engagement of Baker Tilly also resulted in the end of our relationship with Marcum LLP as our independent registered public accounting firm. The change in independent registered public accounting firms was motivated solely by a desire to maintain OrangeHook MN's working relationship with Baker Tilly following the Merger.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

 Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Exchange Act. As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that our Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weakness described below.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Such internal control includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During fiscal year 2016 prior to the Merger and Reverse Stock Split, OrangeHook MN acquired approximately 82% of the equity interests of Agilivant, completed a merger with LifeMed, and acquired certain assets of LifeNexus. We then completed the Merger with OrangeHook MN on December 1, 2016 and effected the Reverse Stock Split  on December 27, 2016.

Following the Merger and Reverse Stock Split, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an initial assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management has determined that, as of December 31, 2016, certain internal controls over financial reporting relating specifically to the valuation of OrangeHook MN common stock, the appraisal of fair value of net assets acquired and the associated purchase price allocations for the Merger and Reverse Stock Split were not effective. These issues were determined to be a material weakness within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5. The material weakness centered on our delayed submission of the financial statements to our printer in the time necessary to prepare the required eXtensible Business Reporting Language (XBRL) filing.

Although we did not file this Form 10-K on the due date of March 31, 2017 due to the complexities associated with finalizing our financial statements for the year ended December 2016 and resulting delay, we are filing this Report within the time frame allowed by the extension afforded all filers by the SEC and pursuant to our extension filing on March 31, 2017.

Our Chief Executive Officer and Chief Financial Officer believe that our acquisition activity during the year ended December 31, 2016, particularly in light of the year-end timing of certain transactions, represented extraordinary circumstances that are not likely to recur. Despite this belief, management has already implemented certain practices and procedures to address the foregoing deficiency and is in the process of expanding the scope of its assessment of the effectiveness of its internal controls over financial reporting and determining a plan to complete the remediation of the foregoing deficiencies.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

At December 31, 2015, prior to the Merger with OrangeHook MN, management of Nuvel Holdings, Inc. identified the following control deficiencies that represented material weaknesses:

•
Nuvel Holdings, Inc. did not have a full-time chief financial officer or a chief accounting officer. The Company availed itself of the services of a contract CFO firm for its required work.  The Company did not have an internal accounting department and relied on an outside accounting service to prepare financial statements and recording transactions. This was due to limited financial resources and limited staffing and resulted in the delay of recording and reporting certain transactions of the Company during the year ended December 31, 2015.

•
Nuvel Holdings, Inc. did not develop sufficient accounting policies and procedures, including the review and supervision, for all necessary areas or effectively communicate its existing policies to employees.

•
Nuvel Holdings, Inc. did not have written documentation regarding internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

•
Nuvel Holdings, Inc. had limited segregation of duties within its accounting and financial reporting functions. Segregation of duties within Nuvel Holdings, Inc. was limited due to limited financial resources and the small number of employees that were assigned to positions that involve the processing of financial information.

•	Nuvel Holdings, Inc. also identified a material weakness relating to the valuation of certain complex financial instruments issued during the period.
Nuvel Holdings, Inc.'s internal controls over financial reporting were essentially performed by one individual during fiscal 2015 due to a limited workforce and operations.

Management's Remediation Plan

Although the control deficiencies identified at December 31, 2015 and further described in the section titled "Evaluation of Disclosure Controls and Procedures" included Nuvel Holdings, Inc., operations within that entity were limited as of December 31, 2015, particularly in comparison to OrangeHook's operations following the Merger. Therefore, a specific remediation plan to address deficiencies related solely to the former Nuvel Holdings, Inc. operations was not designed or included below. We have implemented internal control processes and procedures initiatives described below as they relate to OrangeHook on a post-Merger basis.

Following the December 1, 2016 Merger, numerous material changes in our internal control processes and procedures occurred, materially affecting our internal controls over financial reporting. These changes included: (i) an increase in the size of the board of directors to eight persons, including the six individuals who were directors of OrangeHook MN immediately prior to the closing of the Merger and who were not also directors of Nuvel Holdings, Inc.; and (ii) appointing as our officers those individuals who were the officers of OrangeHook MN immediately prior to the closing of the Merger. As a result, we added a Chief Financial Officer who has initiated a number of changes to processes and procedures which have served to strengthen OrangeHook's internal accounting and disclosure controls. In addition, as a result of the Merger, we believe that the following additional changes remediated the material weaknesses noted in the annual report on Form 10-K for the year ended December 31, 2015:

●
Increased oversight performed by our board of directors due to the expansion of the board of directors to eight members and the transition to our current Audit Committee comprised entirely of independent directors as defined under the rules of the New York Stock Exchange ("NYSE").

●
A resulting increase in our Audit Committee's oversight role, including providing additional oversight of the Company's internal controls, more formal review of our consolidated financial statements, discussing complex or unusual accounting transactions with management and reviewing the draft periodic reports we file with the SEC.

●
A more robust corporate governance structure including: (i) direct oversight of our internal controls by the Audit Committee of our board of directors; (ii) review of our annual report on Form 10-K by the Audit Committee of our board of directors prior to filing with the SEC; (iii) additional board of directors committees, including the Nominating and Governance Committee and the Compensation Committee;  and (iv) board of directors committee charters.

●
Completion of documentation of key accounting processes and internal controls, an internal assessment of the design and operating effectiveness of our internal controls, testing of the internal controls for effectiveness, resulting in remediation for proper compliance effectiveness.

●
A formalized financial reporting process that includes properly prepared, supported, reviewed and approved reconciliations of financial statement accounts; properly prepared, supported and reviewed journal entries; improved segregation of duties; and properly completed and approved financial closing checklists and a financial reporting calendar.

●	Increased size of accounting staff and employment of individuals with the appropriate levels of technical accounting expertise enabling the Company to better segregate duties within its accounting and financial reporting functions.

These changes enabled OrangeHook management to conclude that we have effectively remediated the material weaknesses described in our annual report on Form 10-K for the year ended December 31, 2015.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers," "Involvement in Certain Legal Proceedings," "Information Regarding the Board of Directors and Corporate Governance," "Meetings of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the sections entitled "Executive Compensation" and "Director Compensation" in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the sections entitled "Information Regarding the Board of Directors and Corporate Governance" and "Transactions with Related Persons" in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the section entitled "Principal Accountant Fees and Services," included in the proposal to ratify the appointment of our independent registered public accounting firm in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements are included in this annual report on Form 10-K:

OrangeHook, Inc. and Subsidiaries

Consolidated Financial Statements
As of December 31, 2016 and 2015
For the years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
OrangeHook, Inc.
Wayzata, MN
We have audited the accompanying consolidated balance sheets of OrangeHook, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OrangeHook, Inc. as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the company has incurred losses from its operations which includes product development investments and merger and acquisition related expenses.  These activities have resulted in an accumulated deficit of $16,038,000 and a working capital deficiency of $16,239,000.  The company requires additional working capital to fund operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Managements plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP
      Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
April 17, 2017

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	As of
	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$159	$282
Accounts receivable	132	145
Inventory	21	32
Other current assets	294	106
Total current assets	606	565

Furniture, equipment and leasehold improvements, net:	455	127
Other assets:
Due from:
Agilivant, LLC	-	1,225
Nuvel Holdings, Inc.	-	856
LifeMed ID, Inc.	-	1,045
Total other assets	-	3,126
Investment in LifeMed ID, Inc.	-	4,425
Intangible assets, net of amortization	16,272	869
Goodwill	12,302	1,567
Other	134	-
	28,708	9,987
Total assets	$29,769	$10,679

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands except for share and per share amounts)	As of
	December 31, 2016	December 31, 2015
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,754	$607
Accrued compensation	719	210
Accrued dividends	1,113	144
Accrued Interest	624	228
Other accrued expenses	1,622	426
Current portion of capital lease obligation	119	-
Current portion of deferred revenue	1,143	291
Line of credit	350	-
Notes payable to directors, net of discount	2,793	218
Convertible debentures, net of discount	3,337	383
Other current debt	1,361	-
Total current liabilities	$16,935	$2,507

Long-term liabilities
Capital lease obligation, less current portion	$171	$-
Deferred revenue, noncurrent	2,602	32
Put option obligation	1,886	-
Installment payable to related party	546	-
Other long-term Liabilities (Earnout Shares)	967	-
Other long-term liabilities	158	-
Convertible debentures, net of discount- long-term	-	2,379
Notes payable to directors, net of discount- long-term	-	2,058
Total liabilities	23,265	6,976
Commitments and contingencies
Stockholders' equity
Series A and Series A1 cumulative convertible redeemable preferred stock;
authorized 9,000 and 6,000 shares; 0 and 6,188 shares issued
and outstanding; liquidation preference of $0 and $6,188	-	-
Series OH-2 cumulative convertible redeemable preferred stock;
authorized 11,000 and 0 shares; 10,093 and 0 shares issued
and outstanding; liquidation preference of $11,206 and $0	-	-
Series B cumulative preferred stock;
authorized 200,000 and 0 shares; 20,000 and 0 shares issued
and outstanding; liquidation preference of $137 and $0	-	-
Series C cumulative preferred stock;
authorized 500,000 and 0 shares; 371,052 and 0 shares issued
and outstanding; liquidation preference of $2,575 and $0	-	-
Series D cumulative preferred stock;
authorized 2,000,000 and 0 shares; 0 and 0 shares issued
and outstanding	-	-
Common stock - Voting; $0.001 par value; authorized 100,000,000 shares; 6,838,084 and 3,620,726 shares issued as of December 31, 2016 and
2015, respectively; 6,686,706 and 3,420,726 shares
outstanding as of December 31, 2016 and 2015, respectively	7	3
Additional paid-in capital	22,143	8,142
Preferred stock subscription receivable	-	(150)
Accumulated deficit	(16,038)	(4,292)
Total stockholders' equity	6,112	3,703
Noncontrolling interest	392	-
	6,504	3,703
Total liabilities and stockholders' equity	$29,769	$10,679

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)
	Years ended December 31,
	2016	2015

Revenue	$2,311	$245

Cost of sales (exclusive of depreciation and amortization)	359	32

Gross profit	1,952	213

Operating expenses:
Product development	2,077	141
Sales and marketing	733	123
General and administrative	9,227	3,539

Total operating expenses	12,037	3,803

Loss from operations	(10,085)	(3,590)

Other income (expense):
Gain on debt extinguishment	742	404
Net loss on Investment in LifeMed ID, Inc.	(438)	-
Interest expense, net of interest income	(3,027)	(494)

Loss before income taxes	(12,808)	(3,680)

Income tax benefit	2,122	-

Net loss before non-controlling interest in subsidiary	(10,686)	(3,680)

Non-controlling interest in subsidiary	89	-

Net loss	(10,775)	(3,680)

Preferred stock dividends	(971)	(405)

Net loss attributable to common stockholders	$(11,746)	$(4,085)

Loss per common share- basic and diluted	$(2.51)	$(2.31)

Weighted average common shares outstanding- basic and diluted	4,687,039	1,766,030

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2016 and 2015
(in thousands, except for share amounts)
	Series A and A-1 Preferred Stock		Series OH-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	# Shares	Amount	# Shares	Amount	# Shares	Amount	# Shares	Amount
Balance, December 31, 2014	1,990	$-	-	$-	-	$-	-	$-

Sales of Series A preferred stock, net
of financing costs	4,198	-	-	-	-	-	-	-
Preferred stock subscription receivable	-	-	-	-	-	-	-	-
Common stock and options issued to
directors for services	-	-	-	-	-	-	-	-
Stock warrants issued for services	-	-	-	-	-	-	-	-
Common stock issued to officers and
employees for services	-	-	-	-	-	-	-	-
Convertible debenture conversion
feature and warrants	-	-	-	-	-	-	-	-
Common stock issued for payment
of dividends	-	-	-	-	-	-	-	-
Common stock warrants exercised	-	-	-	-	-	-	-	-
Common stock issued for acquisition of
Salamander Technologies, Inc.	-	-	-	-	-	-	-	-
Common stock issued for debt
extinguishment	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Dividends accrued on Series A
preferred stock	-	-	-	-	-	-	-	-

Balance, December 31, 2015	6,188	-	-	-	-	-	-	-

Reverse merger with Nuvel Holdings, Inc.	(9,943)	-	9,943	-	20,000	-	371,052	-
Stock based compensation - common
stock issued to directors	-	-	-	-	-	-	-	-
Stock based compensation - common
stock and options granted to employees	-	-	-	-	-	-	-	-
Stock based compensation - warrants
granted to director	-	-	-	-	-	-	-	-
Warrants issued with notes payable	-	-	-	-	-	-	-	-
Warrants issued with director loans	-	-	-	-	-	-	-	-
Warrants issued with convertible debt	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Common stock issued for exercise of
warrants	-	-	-	-	-	-	-	-
Common stock issued for acquisition of
Agilivant	-	-	-	-	-	-	-	-
Common stock issued in exchange for
Agilivant debt	-	-	-	-	-	-	-	-
Common stock issued for acquisition of
Life Nexus	-	-	-	-	-	-	-	-
Common stock issued in exchange for
notes payable	-	-	-	-	-	-	-	-
Common stock issued for acquisition of
LifeMed	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-
Sale of common stock	-	-	-	-	-	-	-	-
Sale of Series A and A-1 Preferred Stock	2,615	-	-	-	-	-	-	-
Sale of OH-2 Preferred Stock	-	-	150	-	-	-	-	-
Preferred stock issued for notes payable	1,140	-	-	-	-	-	-	-
Shares redeemed in exchange for
receivable	-	-	-	-	-	-	-	-
Proceeds from stock subscription
receivable	-	-	-	-	-	-	-	-
Issuance of put option obligation	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Dividends accrued on Series OH-2
Preferred Stock and Series A Preferred Stock	-	-	-	-	-	-	-	-

Balance, December 31, 2016	-	$-	10,093	$-	20,000	$-	371,052	$-

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2016 and 2015
(in thousands, except for share amounts)
	Common Stock		Additional Paid-In	Preferred Stock Subscription	Accumulated	Total OrangeHook,	Non Controlling	Total
	# Shares	Amount	Capital	Receivable	Deficit	Inc.	Interest	Equity
Balance, December 31, 2014	1,450,000	$1	$1,905	$-	$(207)	$1,699	$-	$1,699

Sales of Series A preferred stock, net
of financing costs	-	-	4,098	-	-	4,098	-	4,098
Preferred stock subscription receivable	-	-	-	(150)	-	(150)	-	(150)
Common stock and options issued to
directors for services	100,000	-	633	-	-	633	-	633
Stock warrants issued for services	-	-	73	-	-	73	-	73
Common stock issued to officers and
employees for services	1,500,000	2	239	-	-	241	-	241
Convertible debenture conversion
feature and warrants	-	-	414	-	-	414	-	414
Common stock issued for payment
of dividends	28,583	-	200	-	-	200	-	200
Common stock warrants exercised	160,000	-	1	-	-	1	-	1
Common stock issued for acquisition of
Salamander Technologies, Inc.	144,846	-	460	-	-	460	-	460
Common stock issued for debt
extinguishment	37,297	-	119	-	-	119	-	119
Net loss	-	-	-	-	(3,680)	(3,680)	-	(3,680)
Dividends accrued on Series A
preferred stock	-	-	-	-	(405)	(405)	-	(405)

Balance, December 31, 2015	3,420,726	3	8,142	(150)	(4,292)	3,703	-	3,703

Reverse merger with Nuvel Holdings, Inc.	458,767	1	1,655	-	-	1,656	-	1,656
Stock based compensation - common
stock issued to directors	200,000	-	32	-	-	32	-	32
Stock based compensation - common
stock and options granted to employees	50,000	-	475	-	-	475	-	475
Stock based compensation - warrants
granted to director	-	-	259	-	-	259	-	259
Warrants issued with notes payable	-	-	87	-	-	87	-	87
Warrants issued with director loans	-	-	198	-	-	198	-	198
Warrants issued with convertible debt	-	-	128	-	-	128	-	128
Warrants issued for services	-	-	7	-	-	7	-	7
Common stock issued for exercise of
warrants	105,000	-	9	-	-	9	-	9
Common stock issued for acquisition of
Agilivant	282,173	-	897	-	-	897	303	1,200
Common stock issued in exchange for
Agilivant debt	70,997	-	226	-	-	226	-	226
Common stock issued for acquisition of
Life Nexus	178,571	-	568	-	-	568	-	568
Common stock issued in exchange for
notes payable	387,912	1	1,243	-	-	1,244	-	1,244
Common stock issued for acquisition of
LifeMed	1,454,261	2	4,623	-	-	4,625	-	4,625
Common stock issued for services	6,513	-	21	-	-	21	-	21
Sale of common stock	78,000	-	250	-	-	250	-	250
Sale of Series A and A-1 Preferred Stock	-	-	2,539	-	-	2,539	-	2,539
Conversion of director loans into preferred stock	-	-	-	-	-	1,140	-	1,140
Sale of OH-2 Preferred Stock	-	-	150	-	-	150	-	150
Shares redeemed in exchange for
receivable	(6,214)	-	(20)	-	-	(20)	-	(20)
Proceeds from stock subscription
receivable	-	-	-	150	-	150	-	150
Issuance of put option obligation	-	-	(486)	-	-	(486)	-	(486)
Net loss	-	-	-	-	(10,775)	(10,775)	89	(10,686)
Dividends accrued on Series OH-2
Preferred Stock and Series A Preferred Stock	-	-	-	-	(971)	(971)	-	(971)

Balance, December 31, 2016	6,686,706	$7	$22,143	$-	$(16,038)	$6,112	$392	$6,504

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Years Ended December 31,
	2016	2015
Cash flows used for operating activities
Net loss	$(10,775)	$(3,680)
Adjustments to reconcile net loss to net cash from
operating activities:
Interest on forward purchase contract	1,465	-
Stock-based compensation	766	917
Stock and options issued for services	28	-
Amortization of cash conversion feature and warrants on convertible debentures	250	215
Amortization of original issue discount on short-term debt	87	-
Amortization of original issue discount on director loans	198	-
Amortization of debt issuance costs	103	94
Net loss from investment in LifeMed ID, Inc.	438	-
Gain on debt extinguishment	(742)	(404)
Non-controlling interest in subsidiary	89	-
Depreciation and amortization	1,249	40
Interest earned on due from receivables	(24)	(62)
Income tax benefit related to deferred taxes	(2,122)	-
Changes in operating assets and liabilities:
Accounts receivable	41	100
Inventory	11	(10)
Other current assets	(142)	8
Accounts payable	1,094	266
Accrued expenses	1,109	585
Deferred revenue	2,640	(8)
Net cash flows used for operating activities	(4,237)	(1,939)
Cash flows used for investing activities
Advances to Agilivant, LLC	(85)	(1,006)
Advances to Nuvel Holdings, Inc.	(675)	(699)
Advances to Salamander Technologies, Inc.	-	(492)
Advances to LifeMed ID, Inc.	(1,359)	(1,045)
Payments from Salamander Technologies, Inc.	-	230
Payments from Agilivant, LLC	-	1
Payments from LifeMed ID, Inc.	1	-
Decrease (increase) in restricted cash	-	137
Purchase of Salamander Technologies, Inc. stock for cash, net of cash received of $6	-	(443)
Purchase of Agilivant, LLC member units for stock, net of cash received of $9	9	-
Purchase of LifeMed ID, Inc. net of cash received of $130	130	-
Purchase of Nuvel Holdings, Inc. net of cash received of $8	8	-
Purchase of LifeMed ID, Inc. preferred and common stock	(1,310)	(1,925)
Costs incurred in acquisition of LifeNexus assets	(19)	-
Purchases of fixed assets	(109)	(78)
Net cash flows used for investing activities	(3,409)	(5,320)

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Years Ended December 31,
	2016	2015
Cash flows provided by financing activities
Proceeds from director loans	$2,255	$950
Proceeds from sale of preferred stock, net of expenses	2,689	3,948
Proceeds from sale of convertible debentures	600	3,050
Proceeds from short-term debt	3,873	-
Proceeds from stock subscription receivable	150	-
Proceeds from sale of common stock	250	-
Debt issuance costs	(28)	(153)
Borrowings on line of credit	2,538	-
Payments on line of credit	(2,188)	(200)
Exercise of stock warrants	9	1
Payments on director loans	(660)	(154)
Payments of convertible debentures	(448)	-
Payments of notes payable	(18)	-
Payments on short-term debt	(1,487)	-
Payments of capital lease obligations	(12)	-
Payments of preferred stock dividends	-	(82)
Net cash flows provided by financing activities	7,523	7,360
Net increase (decrease) in cash	(123)	100
Cash
Beginning of year	282	182
End of year	$159	$282

Supplemental disclosure of cashflow information:
Interest paid	$528	$-
Taxes paid	-	-

Supplemental disclosure of noncash financing activities:
Financing fees accrued for issuance of warrants	$-	$2
Preferred stock dividends paid in stock	-	200
Common stock issued for acquisition of Salamander Technologies, Inc.	-	460
Common stock issued for acquisition of Agilivant, LLC	897	-
Common stock issued for acquisition of LifeNexus assets	568	-
Common stock issued for acquisition of LifeMed ID, Inc.	4,625	-
Common stock issued for acquisition of Nuvel Holdings, Inc.	1,656	-
Common stock issued to retire debt	1,470	119
Common stock cancelled in exchange for receivable	(20)	-
Original issue discount for warrants and beneficial conversion feature	413	414
Preferred stock receiveable for issuance of preferred stock	-	150
Director options for debt issuance costs	-	29
Accrued dividends on preferred stock	971	144
Conversion of director loan into preferred stock	1,140	-
Put option obligation to related party- fair value of common stock	486	-
Installment payable to related party- fair value of common stock	546	-
Accrued interest converted to convertible debentures	226	-
Capital lease additions	246	-

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

1.     Business Organization and Nature of Business

OrangeHook, Inc. ("OrangeHook MN" or "we" or "us"), a Minnesota corporation, was formed on October 17, 2014 as a holding company to acquire selective and unique consumer, business and governmental software applications. On December 1, 2016, we were acquired by Nuvel Holdings Inc ("Nuvel Holdings") under an Agreement and Plan of Merger dated July 1, 2016, as amended by Amendment No. 1 to Agreement and Plan of Merger dated October 14, 2016 (as amended, the "Merger Agreement"), by and among Nuvel Holdings, OH Acquisition Corp, a Minnesota corporation and wholly-owned subsidiary of Nuvel ("Merger Sub"), and OrangeHook. Under the terms of the Merger Agreement, Merger Sub merged with and into OrangeHook, with OrangeHook remaining as the surviving corporation and a wholly-owned subsidiary of Nuvel Holdings (the "Merger"). Although Nuvel Holdings was the legal acquirer due to the reverse triangular merger structure of the Merger, OrangeHook MN shareholders received as merger consideration shares of Nuvel Holdings capital stock representing a substantial majority of the voting rights of Nuvel Holdings. As a result, OrangeHook MN was the accounting acquirer in the Merger and these notes to the consolidated financial statements discuss our results in that manner. Subsequent to the Merger, Nuvel Holdings, Inc., a Florida corporation, adopted the OrangeHook, Inc. name.

The accompanying consolidated financial statements include those of the OrangeHook MN as well as those of its subsidiaries, Salamander Technologies, LLC, Agilivant, LLC and LifeMed ID, Inc.

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

2.     Liquidity and Going Concern

OrangeHook MN has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $16,038 and a working capital deficiency of $16,329 as of December 31, 2016.  OrangeHook MN requires additional working capital to fund operations.  OrangeHook MN is currently executing on growth initiatives at each of its subsidiaries with the intent to generate additional revenues and achieve meaningful profitability. However, OrangeHook MN cannot currently predict the timing of when these improvements in operating results may occur.

Since inception, OrangeHook MN has met its liquidity requirements principally through the issuance of debt, including related party debt, and the sale of its equity. OrangeHook MN's ability to continue its operations and to pay its obligations when they become due is contingent upon OrangeHook MN obtaining additional financing.

On April 12, 2017, management successfully concluded negotiations with a third party a committed financing agreement that calls for the third party to provide or place debt and/or equity financing in an amount up to $10 million over the next twelve months. In addition, OrangeHook MN is in active negotiations with other third parties which could provide additional financing for an amount up to $10 million.

Additionally, OrangeHook MN, although still in the early stages of commercialization, has executed contracts with various partners that management believes will result in substantial revenue and cash flow from operations within the next twelve months.

There are no assurances that OrangeHook MN will be able to raise capital on terms acceptable to OrangeHook MN or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If OrangeHook MN is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth initiatives, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about OrangeHook MN's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

3.     Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of OrangeHook, Inc. and its subsidiaries. All intercompany accounts, transactions and profits have been eliminated.

Use of Estimates
The preparation of OrangeHook MN's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

Cash
OrangeHook MN maintains cash deposits, which from time to time, may exceed federally insured limits.  OrangeHook MN periodically assesses the financial institutions and believes the risk of any loss is minimal.

Accounts Receivable and Allowance for Doubtful Accounts
The carrying value of OrangeHook MN's accounts receivable represents their estimated net realizable value. No collateral or other security is required to support accounts receivable, which are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts (90 to 120 days outstanding) are written off through a charge to the valuation allowance and a credit to accounts receivable.  OrangeHook MN does not charge interest on past due accounts receivable balances. In management's opinion, no allowance for doubtful accounts was considered necessary as of December 31, 2016 and 2015.

Three and two customers accounted for approximately 54% and 49% of total accounts receivable as of December 31, 2016 and 2015, respectively.

Inventory
Inventory consists primarily of supplies held for resale and are valued at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method.

Furniture, Equipment and Leasehold Improvements
Furniture, equipment and leasehold improvements include furniture, fixtures & equipment, computer software, and leasehold improvements, which are recorded at cost.

Depreciation and amortization of furniture, equipment and leasehold improvements are provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements and 3 to 5 years for furniture, software, and equipment.

Maintenance, repairs and minor betterments which do not improve or extend the life of the respective assets are expensed as incurred.  The assets and related depreciation and amortization accounts are adjusted for equipment and leasehold improvement retirements and disposals with the resulting gain or loss included in operations.

Purchase Accounting
We account for acquisitions by allocating the purchase price paid to affect the acquisition to the identifiable acquired assets and liabilities at fair value with excess purchase price being recorded as goodwill.

Goodwill
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.  Goodwill is tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then OrangeHook MN must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill.  No goodwill impairments have been recognized in 2016 or 2015.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Intangible Assets
Intangible assets primarily include customer relationships, trade names, trademarks, patents, and software technology. Our intangible assets have definite lives ranging from 5 to 10 years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the OrangeHook MN in each reporting period.

Amortizable intangibles are measured for impairment consistent with the process utilized for long-lived assets as described below under the heading 'Long-lived Assets'. There was no impairment recorded to intangible assets as of December 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments
Financial instruments include accounts receivable, accrued liabilities, accounts payable and long–term debt.  Management believes that fair value of its financial instruments approximates their carrying value.  The fair value of current financial instruments is estimated to approximate carrying value due to the short–term nature of these instruments and other market factors.  The fair value of long–term debt is estimated to approximate carrying value given the debt's variable interest rates and other market factors.

Investments
Investments are carried at the lower of cost or market. As of December 31, 2015, investments consisted of equity investments in LifeMed ID, Inc. There is not a quoted market price for this investment. The valuation is based on all available financial information related to the investee. The investment is reviewed on a periodic basis to determine whether the cost of the investment is in excess of the fair value and if an impairment loss should be recorded. We acquired the remaining interest in this investment during 2016. The Company noted there was not an indicator of impairment as of December 31, 2015.

Segment Information
Our segments are organized based on the different products and services that we offer. We report our financial results in four operating segments: Salamander Technologies, Agilivant, LifeMed ID, and Corporate which includes Nuvel and LifeNexus, each of which is also a reportable segment.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use Black-Scholes option pricing model to determine the weighted average fair value of options. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Forfeitures for both option and restricted stock grants are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from estimates.
Stock Issued for Services
OrangeHook MN measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. In connection with these awards, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Software Development Costs
OrangeHook MN had not capitalized any of the costs incurred related to the development of its software products being marketed as the period of time between achieving technological feasibility and the general availability of OrangeHook MN's software products has been very short and any costs incurred subsequent to achieving technological feasibility have not been significant. These costs are expensed and included in product development expenses in the accompanying consolidated statements of operations.

Long-lived Assets
OrangeHook MN reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.   OrangeHook MN's long-lived assets include property, equipment, leasehold improvements and definite-lived intangibles. There was no impairment recorded to long-lived assets as of December 31, 2016 and December 31, 2015.

Debt Issuance Costs
OrangeHook MN amortizes the debt issuance costs under the effective method over the life of the related debt instrument and reflects the unamortized costs as a reduction of the related debt in the accompanying consolidated balance sheets and amortization of debt issuance costs as interest expense in the accompanying consoldiated statements of operations.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Loss per Common Share
Basic loss per common share is computed by using loss attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted loss per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive shares consist of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method). For the years ended December 31, 2016 and 2015, a total of 3,895,366 and 2,573,660, respectively, of common equivalent shares have been excluded from diluted loss per common share as they were anti-dilutive.

Revenue Recognition
We recognize revenue from our customers for sales of hardware and/or software components, sales of service contracts and subscription agreements and software licensing arrangements. Revenue is recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, "Revenue Arrangements with Multiple Deliverables." When multiple elements such as the product (e.g., hardware, software and other components), installation and training are contained in a single arrangement, or in related arrangements with the same customer, revenue is allocated to each element based upon its relative fair value.  Management believes the individual elements within its contracts meet the ASC Topic 605 criteria for treatment as separate units of accounting.  The price charged when the element is sold separately generally determines fair value.

Revenue from product sales is recognized when the related goods are shipped whereas revenue from installation and training activities is recognized when the services are performed.  Discounts in multiple elements sold as a single arrangement are allocated proportionately to the individual elements based on the fair value charged when the element is sold separately.

Revenue from service contracts and subscription agreements is recorded on a straight-line basis over the term of the related agreement.

Revenue from software licensing arrangements is recognized when all of the following conditions exist: (1) the licensing agreement has been executed, (2) the license period has begun and the licensee can begin its use of the software, (3) the fee is fixed or determinable, (4) collection of the license fee is reasonably assured, and (5) there are no significant on-going obligations of OrangeHook MN relating to the licensing arrangement.

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied.

Income Taxes
OrangeHook MN accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.   OrangeHook MN regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. Realization of net operating loss carry-forward and other deferred tax temporary differences are contingent upon future taxable earnings. OrangeHook MN's deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability.

We account for uncertainty in income taxes recognized in financial statements in accordance with ASC 740 (formerly FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,"). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Recent Accounting Pronouncements

During May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. During August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. OrangeHook MN may elect to apply the guidance earlier, but no earlier than fiscal years beginning after December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. OrangeHook MN is currently assessing the effect that ASU Nos. 2014-09 and 2015-14 will have on its consolidated results of operations, financial position and cash flows.

During April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in balance sheet as a direct deduction from the carrying amount of that debt liability instead of an asset. The recognition and measurement guidance for debt issuance costs are not affected by this update. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. OrangeHook MN adopted the guidance for the year ended December 31, 2015 and debt issuance costs are presented as a reduction of long-term debt.  The adoption did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, "Leases", under which lessees will recognize most leases on-balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018, and for private entities for annual reporting periods beginning after December 31, 2019.  OrangeHook MN will begin the process of determining the impact this ASU will have on OrangeHook MN's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting", which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  OrangeHook MN is evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting" which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by- step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendment is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. OrangeHook MN adopted the guidance in the first quarter of 2016 and applied the equity method for its investment in LifeMed ID, Inc. prospectively beginning with the three months ended June 30, 2016.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. OrangeHook MN does not expect this ASU to have a material impact on the consolidated results of operations and financial condition.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

In October 2016, the FASB issued ASU No. 2016-17, "Interests Held Through Related Parties That Are Under Common Control", which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (VIE) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party's interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change.  The standard is effective January 1, 2017 with retrospective application to January 1, 2016. We do not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors. As a result, we do not expect this ASU to have a material impact on OrangeHook MN's consolidated results of operations and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash", which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents.  This ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard's provisions on a retrospective basis. We do not expect this ASU to have a material impact on the consolidated results of operations and financial condition.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business", which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses.  This ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. We will apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We will apply this guidance to applicable impairment tests after the adoption date.

4.     Merger and Acquisitions

Merger with Nuvel Holdings, Inc. ("Nuvel")
Nuvel designs, develops and markets data acceleration solutions that are built for accelerating and optimizing the flow of information across enterprise networks. Nuvel's products are deployed by its customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network speed and optimization.

On December 1, 2016, Nuvel Holdings, Inc. acquired OrangeHook, Inc., a Minnesota corporation ("OrangeHook MN"), in an acquisition structured as a reverse triangular merger, under which OH Acquisition Corp, a Minnesota corporation and wholly-owned subsidiary of the Company, merged with and into OrangeHook MN, with OrangeHook MN remaining as the surviving corporation and a wholly-owned subsidiary of Nuvel (the "Merger"). OrangeHook MN shareholders received as merger consideration shares of Nuvel's capital stock representing a substantial majority of the voting and financial rights of the Company. As a result, OrangeHook MN was the acquirer  for accounting and financial reporting purposes.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Also under the terms of the Merger Agreement, (i) outstanding shares of OrangeHook MN's common stock and other outstanding securities convertible into OrangeHook MN's common stock were exchanged for a pro rata portion of 500,000 shares (or a corresponding security convertible into shares) of a new series of preferred stock, par value $0.001 per share, of Nuvel (the "Series OH-1 Convertible Preferred Stock") and (ii) each outstanding share of OrangeHook MN's preferred stock and other outstanding securities convertible into OrangeHook MN's preferred stock were exchanged for one share (or a corresponding security convertible into one share) of a new series of preferred stock, par value $0.001 per share, of Nuvel (the "Series OH-2 Convertible Preferred Stock").

On December 27, 2016, we amended and restated its Articles of Incorporation to, among other things, effect a one-for-1,200,000 reverse stock split of former Nuvel issued and outstanding shares of common stock (the "Reverse Stock Split"). No fractional shares were issued as a result of the reverse stock split, but instead fractional share interests were rounded up to the nearest whole share of common stock. In connection with and immediately upon completion of the reverse stock split, all outstanding shares of Series OH-1 Convertible Preferred Stock and Series D Convertible Preferred Stock, as well as approximately $1.166 million in aggregate principal amount of then-outstanding convertible promissory notes, converted automatically into fully paid and non-assessable shares of common stock (the "Conversions"). All former Nuvel historical share and per share amounts included in this report respecting securities affected by the Reverse Stock Split and subsequent Conversions has been adjusted to reflect the effects thereof. In addition, Nuvel performed a parent-subsidiary merger of OrangeHook MN with and into Nuvel, and Nuvel is changed its name to OrangeHook, Inc. ("OrangeHook") after which OrangeHook MN became a publicly-held Florida corporation.

Upon consummation of the reverse stock split and without any action by the holders of Series OH-1 Convertible Preferred Stock, all outstanding shares of Series OH-1 Convertible Preferred Stock converted into shares of fully paid and non-assessable Nuvel common stock at a conversion ratio equal to the quotient derived by dividing the number of outstanding shares of OrangeHook MN common stock and other outstanding securities convertible into OrangeHook MN common stock, in each case immediately prior to the Merger, by 500,000 (the "OrangeHook Preferred Conversion"). The reverse stock split did not impact the number of outstanding shares of Series OH-2 Convertible Preferred Stock or the conversion ratio applicable thereto. As a result of the reverse stock split, shares of Nuvel common stock outstanding immediately prior to the reverse stock split, represents a mere nominal interest in Nuvel. The economic benefit to holders of Nuvel common stock prior to the Merger, is the right to participate in the contingent issuance of the Earn-Out Shares (see Note 7).
As of September 30, 2016 and prior to the Merger, OrangeHook MN did not have sufficient authorized and unissued shares for all commitments common stock to be issued in connection with warrants, restricted stock, stock options, conversion of preferred shares and debt.  As a result, a total of 967,879 shares were issued and committed in excess of the 10,000,000 authorized shares of OrangeHook MN common stock, which resulted in the excess shares being reclassified as a liability with an offsetting reduction of preferred stock and additional paid in capital of $36 and $596, respectively. As a result of the Merger, sufficient shares of common stock were authorized and the related liability was reversed.

In December, 2016, OrangeHook MN allocated the purchase price, which was calculated based on the issuance of 458,767 shares of common stock at a value of $3.61 per share, based on the fair value of the assets acquired and liabilities assumed. In addition, included in the allocation below, is a contingent consideration liability which represents the fair value of additional consideration due to holders of pre-merger Nuvel common stock based on the likelihood of achieving certain revenue results. This contingent consideration is payable in 357,143 shares of common stock, which had also been valued at $3.61 per share, net of a 25% discount factor (see Note 7). The evaluation of the OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

A summary of the assets acquired and liabilities assumed as of the closing date is as follows:

Current assets	$16
Software technology	5,824
Goodwill	2,616
Current Liabilities	(1,529)
Deferred Tax Liability	(2,122)
Assumed Obligations to OrangeHook Inc.	(1,562)
Assumed Debt	(620)
Contingent Consideration	(967)

Value of net assets acquired	$1,656

Transaction costs of $622 and $16 were expensed as incurred during the years ended December 31, 2016 and 2015, respectively. The value assigned to goodwill is not deductible for income tax purposes. The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum and expected corporate synergies. As shown in the table above, the allocation of the purchase price created an intangible asset of $5,824, which will be amortized for financial reporting purposes in future periods.  This temporary difference created a deferred tax liability of $2,122 which resulted in the recording of additional goodwill of $2,122.

In addition, upon the closing of the merger, certain shares of Nuvel Holdings, Inc. Series B and Series C Preferred Stock did not convert their holdings into common stock and remain outstanding. The shares outstanding as of December 31, 2016 and December 31, 2015 were 20,000 and 371,052, respectively (see Note 10).  We believe the Nuvel Holdings, Inc. Preferred Stock to be permanent equity.

Since 2014 through the acquisition date, OrangeHook MN had provided Nuvel with unsecured loans to fund their operating losses which included expenses incurred to complete all the required SEC filings to be current in its reporting. The notes were due on demand and carried an annual interest rate of 2%. The amounts advanced, which were included in Due from Nuvel Holdings, Inc. in the accompanying consolidated balance sheets prior to merger, were eliminated at the execution of the Merger. As such, there are no amounts of principal or interest outstanding as of December 31, 2016. There were amounts outstanding of $856 of principal and $10 of interest outstanding as of December 31, 2015.

Based on the relationship which existed between OrangeHook MN and Nuvel, OrangeHook MN evaluated the requirements of ASC 810-10 "Consolidation" and determined that Nuvel qualified as a variable interest entity ("VIE"). Since OrangeHook MN did not meet the definition of the primary beneficiary due to lack of power to direct activities of Nuvel and lack of obligation to absorb Nuvel losses, the financial results of Nuvel were not consolidated with those of OrangeHook MN for the year ended December 31, 2015 or prior to the acquisition on December 1, 2016.
Acquisition of LifeMed ID, Inc. ("LMID")
LMID, a California corporation, offers a suite of software solutions that overlays with existing systems and equipment which automates patient identity validation, record matching, insurance and payment requirements and access to information.

Through March 31, 2016, OrangeHook MN's investment in LifeMed ID, Inc. was carried on a cost basis. Based on OrangeHook MN's acquisition of additional shares of LifeMed ID, Inc. common stock on March 31, 2016, OrangeHook MN's ownership percentage totaled 24%. As a result, OrangeHook MN began to account for this investment using the equity method of accounting as of April 1, 2016. OrangeHook MN adopted the guidance of ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting during the first quarter of 2016 and has applied the equity method for its investment in LifeMed ID, Inc. prospectively from April 1, 2016, until acquisition date of July 20, 2016.  For this period, OrangeHook MN recorded a loss representing its proportionate share of the net loss incurred by LMID of $438. The amount invested of $4,425 was reported as Investment in LMID in the accompanying consolidated balance sheet as of December 31, 2015. Based on the number of shares of these securities that were held, on an as-converted basis, OrangeHook MN had an effective ownership position of 24% and 17%, as of July 20, 2016, and December 31, 2015, respectively.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

As of July 19, 2016, prior to the acquisition, OrangeHook MN owned a total of 1,750,000 shares of LMID Series B Convertible Preferred Stock at a price of $2.00 per share. Dividends, when declared by the issuer's board of directors, were payable at a rate of $0.10 per share, or 5% per year. The dividends were not cumulative. The shares had a preference in liquidation equal to $2.00 per share. The stock was convertible into an equivalent number of shares of common stock and had voting rights on an as-converted basis. In addition, OrangeHook MN owned a total of 1,640,000 shares of LMID common stock at a price of $2.00 per share, which included 80,000 shares acquired from David Batchelor, a member of its Board of Directors and the current CEO of LMID.

On July 20, 2016, OrangeHook MN completed a stock-for-stock exchange with LMID and acquired the remaining 76% of the outstanding shares of LMID in exchange for 1,454,261 shares of OrangeHook MN's common stock with an implied value of $3.18 per share and an aggregate value of $4,625. OrangeHook MN currently owns 100% of LMID; although we have recorded $196 due to one dissenting shareholder.

Prior to July 20, 2016, certain of OrangeHook MN's directors were also directors and shareholders in LMID. One such director is an officer of LMID, serving as its CEO.

As of December 31, 2015, OrangeHook MN had made non-interest bearing advances to LMID totaling $1,045, which are included in Due from LMID in the accompanying consolidated balance sheets. During 2016, through July 20, OrangeHook MN made additional non-interest bearing advances totaling $1,359. The advances were due on demand but were classified as a long-term asset in the consolidated balance sheets since the advances were applied as part of the acquisition transaction that closed on July 20, 2016.

Based on the relationship which existed between OrangeHook MN and LMID, OrangeHook MN evaluated the requirements of ASC 810-10 Consolidation and determined that LMID qualified as a variable interest entity ("VIE"). Once a reporting entity determines that it had an interest in a VIE, it must determine if it qualified as the primary beneficiary. If it determined that it met the definition of a primary beneficiary, it must consolidate the results of the VIE with its own and report them as if it owned that entity as of the reporting period. A primary beneficiary is defined as an entity that meets both of the following criteria: a) Power Criterion- power to direct activities of the VIE that most significantly impact the economic performance, b) Loss/Benefits Criterion- obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. Because OrangeHook MN did not meet the definition of the primary beneficiary due to lack of power to direct activities of LMID and lack of obligation to absorb LMID losses, the financial results of LMID were not consolidated with those of OrangeHook MN for the periods prior to acquisition date of July 20, 2016.

Amounts related to the investment held and advances made as of the acquisition date of July 20, 2016 have been included in purchase consideration in the preliminary estimate of the fair value of the identifiable assets acquired and liabilities as shown in the table below. On July 21, 2016, OrangeHook MN allocated the purchase price, which was calculated based on the number of shares of common stock issued at a value of $3.18 per share, based on the fair value of assets acquired and liabilities assumed. The evaluation of the OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

A summary of the assets acquired and liabilities assumed are as follows:

Current assets	$206
Property and Equipment	21
Other Assets	108
Intangible assets:
Marketing asset portfolio	350
Software technology	4,600
Customer relationships	3,960
Goodwill	4,960
Cash paid prior to merger	(6,376)
Due to dissenter	(196)
Assumed obligation to OrangeHook	(1,358)
Current Liabilities	(1,549)
Assumed Debt	(103)
Value of net assets acquired	$4,623

Transactions costs of $270 and $121 were expensed as incurred during the years ended December 31, 2016 and 2015. The value that will be assigned to goodwill will not be deductible for tax purposes.  The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce. We completed our valuation at the date of acquisition and have reflected the adjustments, which essentially allocated the appropriate value to the intangible assets with the offset to goodwill. We have completed a valuation of the assets and liabilities acquired in the business combination, noted above, and also identified additional measurement period adjustments of $44, which impacted property of $6 and liabilities of $50, which are reflected in the amounts above.

In connection with this transaction, OrangeHook MN has entered into a six-year employment agreement with David Batchelor, the founder and CEO of LMID. Under the terms of this agreement, Mr. Batchelor receives a base salary of $321 per year. In addition, he is eligible to receive quarterly incentive payments based on LMID gross revenue equal to 5% for 2016, 3% for 2017-2018 and 0.5% for 2019-2022. In November 2015, in connection with his employment agreement, OrangeHook MN granted to Mr. Batchelor a seven-year non-qualified stock option to purchase up to 178,561 shares of common stock at an exercise price of $0.16 per share. The fair value of the stock option was determined to be $559 which is included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2015. In addition, OrangeHook MN agreed to repurchase shares of common stock owned by Mr. Batchelor as a result of the merger with OrangeHook MN under a Registration Rights and Put Agreement (see Note 7).

The grant date fair value was determined using the Black Scholes pricing model with the following weighted-average assumptions:
Risk-free interest rate	2.1%
Expected volatility	100.0%
Dividend yield	0.0%
Expected option life (years)	7

On May 31, 2016, this option was rescinded and replaced with a seven-year non-qualified stock option to purchase up to 228,413 shares of common stock at an exercise price of $3.18 per share. The grant date fair value was determined using the Black Scholes pricing model with the following weighted-average assumptions:
Risk-free interest rate	2.0%
Expected volatility	36.1%
Dividend yield	0.0%
Expected option life (years)	7

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Based on that calculation, the relative fair value of the replacement options was lower than the value of the options that were issued in 2015. As a result, no additional compensation expense was recorded related to the replacement options.

Acquisition of Assets
On June 2, 2016, OrangeHook MN purchased certain intellectual property, furniture, fixtures, computers, equipment and other assets of LifeNexus, Inc. ("LifeNexus"). LifeNexus filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in February 2016. Under the bankruptcy petition, Spring Grove Finance, S.A. purchased the assets from the Chapter 7 bankruptcy estate of LifeNexus, and then sold the assets to OrangeHook MN in exchange for 178,571 shares of common stock with an implied value of $3.18 per share and an aggregate value of $567. The purchase was recorded as an asset purchase and transaction costs of $20 were capitalized. The intangible assets have an estimated life of ten years as such they are being amortized on a straight-line basis over their useful lives.  Based on the results of an independent appraisal, the fair value of the assets acquired were determined to be as follows:

Tangible assets	$-
Intangible assets:
Trademarks and Patents	25
Software technology	562
Value of net assets acquired	$587

Acquisition of Agilivant LLC ("AGL")
AGL, a Washington limited liability company, offers a real-time debit based banking and payment system. On February 12, 2016, OrangeHook MN and AGL signed a Membership Unit Purchase Agreement ("MUPA") that provided for the exchange of OrangeHook MN's common stock for AGL membership units. As of the closing date, OrangeHook MN received 82% of the membership units in exchange for a total of 433,551 shares of its common stock. The remaining 18% of AGL's membership units are reflected as a minority interest until the time that OrangeHook MN acquires the remaining membership units. If that occurs, OrangeHook MN would issue an additional 95,170 shares of its common stock to acquire those membership units. Under the terms of the MUPA, OrangeHook MN has held 57,400 shares of the common stock issuable to all sellers in escrow for certain defined indemnification events. These shares will be released to the sellers in June 2017. In addition, OrangeHook MN held an additional 50,000 shares of common stock issuable to two sellers pending a final accounting of the amount of liabilities assumed. The shares which were held pending the final accounting of liabilities were released to the sellers during the fourth quarter of 2016.

Under a separate agreement with Rene Babi, AGL's founder and Executive Chairman, OrangeHook MN has agreed to distribute his shares of OrangeHook MN common stock over a three-year period. Accordingly, as of the closing date, OrangeHook MN held a total of 151,378 shares of its common stock that are due to Mr. Babi. These shares will be released based on the following schedule: 50,460 shares on April 17, 2017, 50,459 shares on April 17, 2018 and 50,459 shares on April 17, 2019. During the period of time that these shares are held, Mr. Babi has no rights of ownership. Accordingly, OrangeHook MN recorded the fair value of these held shares of $546 as an installment payable to related party as of December 31, 2016 (see Note 7).

During the first quarter of 2016, OrangeHook MN allocated the purchase price, which was calculated based on the number of shares of common stock issued at a value of $3.18 per share, based on the fair value of assets acquired and liabilities assumed. The evaluation of the OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

A summary of the assets acquired and liabilities assumed as of the closing date is as follows:

Current assets	$56
Intangible assets:
Trademarks	189
Software technology	1,038
Customer relationships	45
Goodwill	3,159
Current Liabilities	(587)
Assumed debt	(2,218)
1,682
Noncontrolling interest	(303)
Value of net assets acquired	$1,379

Transaction costs of $32 and $148 were expensed as incurred during the years ended December 31, 2016 and 2015, respectively. Because AGL was a limited liability company, the fair value of the assets acquired are stepped up and the value assigned to goodwill is deductible for income tax purposes. The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce.

On July 1, 2016, OrangeHook MN entered into an agreement with Mr. Babi whereby he agreed to resign from his role as Chief Executive Officer of Agilivant. Under the terms of this agreement, Mr. Babi is entitled to certain payments including a contract fees of $13 per month for a period of six months, a one-time payment equal to $75 plus certain commissions that could be earned based on the achievement of pre-established revenue targets. OrangeHook MN recorded an expense equal to the contract fees of $75, which is included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2016. During the same period, there have been no commissions earned by or paid to Mr. Babi.

In addition, OrangeHook MN agreed to redeem a total of 6,214 shares of its common stock held by Mr. Babi in exchange for the extinguishment of an amount due to AGL by Mr. Babi and also agreed to purchase 1,000 shares per month of OrangeHook MN's common stock owned by Mr. Babi at a price of $14.00 per share for a period of 24 months beginning in January 2017 (see Note 7).

Prior to the acquisition, OrangeHook MN provided a total of $1,225 to AGL to fund their operating losses, which were included in notes receivable in the accompanying consolidated balance sheets as of December 31, 2015. For the period from January 1 to February 12, 2016 (the date OrangeHook MN acquired a controlling interest in AGL), OrangeHook MN provided an additional $85 to AGL for working capital needs. The advances were due on demand but were classified as a long-term asset in the consolidated balance sheets since the advances were applied as part of the acquisition transaction that closed February 12, 2016.

Based on the relationship which existed between OrangeHook MN and AGL, OrangeHook MN evaluated the requirements of ASC 810-10 "Consolidation" and has determined that AGL qualifies as a variable interest entity ("VIE"). OrangeHook MN did not meet the definition of the primary beneficiary due to lack of power to direct activities of AGL and lack of obligation to absorb AGL losses, the financial results of AGL were not consolidated with those of OrangeHook MN for the year ended December 31, 2015.

Extinguishment of assumed debt
On June 30, 2016, OrangeHook MN issued 70,996 shares of common stock in exchange for the extinguishment of certain assumed debt and accrued interest with a value of $795. In accordance with Accounting Standards Codification 470-50-40 "Debt- Modifications and Extinguishments", OrangeHook MN recorded the reacquisition price at the fair value of the securities issued to extinguish the debt which it estimated to be $3.18 per share. Accordingly, the difference between the reacquisition price and the carrying amount of the debt and accrued interest was recorded as a gain on debt extinguishment of $569, which is included in other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2016.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Acquisition of Salamander Technologies, Inc.
On October 1, 2015, OrangeHook MN acquired 100% of the outstanding stock of Salamander Technologies, Inc. in exchange for 144,846 shares of common stock of OrangeHook MN, valued at a price of $3.18 per share, and $500 in cash by merging Salamander Technologies, Inc.  into Salamander Technologies, LLC. ("Salamander"), a wholly-owned Minnesota limited liability company. Salamander Technologies, Inc.  is a homeland security leader addressing a national imperative – the situational awareness of all resources (first responders, assets, volunteers, and civilian victims) during field events ranging from routine or planned events to mass disasters such as hurricanes, tornados, and public health emergencies.

OrangeHook MN allocated the purchase price, at the estimated fair value of the shares exchanged of $3.18 per share, based on the fair value of identifiable assets acquired and liabilities assumed. The evaluation of OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock.

A summary of the transaction is as follows:

Cash	$6
Accounts receivable	243
Other current assets	36
Fixed assets	34
Intangible assets:
Trade name	891
Goodwill	1,567
Accounts payable	(210)
Accrued expenses	(149)
Deferred revenue	(332)
Line of credit	(200)
Other debt	(925)
Value of net assets acquired	$961

There were $336 of transaction costs were expensed as incurred during the year ended December 31, 2015. The value assigned to goodwill is not deductible for income tax purposes. The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce.

Royalty Obligation
OrangeHook MN assumed an obligation to pay former shareholders of Salamander Technologies, Inc. a percentage of gross revenue until an amount of $3,500 is paid. Royalties are earned based on the following:

Gross Revenue
Royalty Percentage
2014 through 2017	5%
2018 through 2019	3%
2020 and thereafter	2%

Royalty payments are scheduled to be made quarterly on or before two months after the end of each calendar quarter, apart from payments for the years ended December 31, 2014 and 2015, which are due, without interest, in twenty equal quarterly installments, on or before two months after the end of each calendar quarter, beginning on May 31, 2016 and ending on February 28, 2021.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Royalty expense was $48 and $12 for the years ended December 31, 2016 and 2015 and is included in cost of sales on the consolidated statements of operations, respectively. Accrued royalties as of December 31, 2016 and 2015 were $168 and $137, respectively, which are included in other accrued expenses in the accompanying consolidated balance sheets. During 2016, we made payments of $17.

Extinguishment of Assumed Debt
In October 2015, the OrangeHook MN issued 37,297 shares of common stock in exchange for the extinguishment of certain assumed debt and accrued interest with a value of $522. In accordance with Accounting Standards Codification 470-50-40 "Debt- Modifications and Extinguishments", OrangeHook MN recorded the reacquisition price at the fair value of the securities issued to extinguish the debt of $3.18 per share. Accordingly, the difference between the reacquisition price and the carrying amount of the debt and accrued interest was recorded as a gain on debt extinguishment of $404, which is included in other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2015.

Short-term bank borrowings consisted of an outstanding balance on a $200 revolving line-of-credit that was assumed as part of the acquisition of Salamander Technologies, Inc.  on October 1, 2015. Interest was charged at the bank's prime rate plus 1%, with a floor of 6%. Borrowings were collateralized by the assets of Salamander Technologies, Inc.  which included inventory, accounts receivable, equipment, and intangibles. On October 29, 2015, this line of credit was repaid and cancelled.

5.     Furniture, equipment and leasehold improvements, net:
Furniture, equipment and leasehold improvements, net consisted of the following:

	As of December 31,
	2016	2015

Furniture and equipment	$129	$88
Furniture and equipment acquired under capital lease	247	-
Computer Software	51	22
Leasehold improvements	104	35
	531	145
Less accumulated depreciation and amortization	(76)	(18)
Total furniture, equipment and leasehold improvements	$455	$127
Depreciation and amortization expense was $57 and $17 for the years ended December 31, 2016 and 2015, respectively.

6.     Goodwill and Intangible Assets
Goodwill as of December 31, 2016 and 2015, by reportable segment (see Note 17), consists of the following:

	Corporate	Sal-Tech	AGL	LMID	Total
Balances as of December 31, 2015	$-	$1,567	$-	$-	$1,567
Acquisitions	2,616	-	3,159	4,960	10,735
Balances as of December 31, 2016	$2,616	$1,567	$3,159	$4,960	$12,302

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Our intangible assets as of December 31, 2016 and 2015 consist of the following:

	December 31, 2016
		Accumulated			Estimated
	Cost	Amortization	Impairment	Net	Useful Lives

Definite-life intangibles
Trademarks, patents and marketing asset portfolio	$564	$(34)	$-	$530	10 years
Tradenames	891	(111)	-	780	10 years
Software technology	12,024	(706)	-	11,318	5 - 10 years
Customer relationships	4,005	(361)	-	3,644	5 years
Total intangible assets	$17,484	$(1,212)	$-	$16,272

	December 31, 2015
		Accumulated			Estimated
	Cost	Amortization	Impairment	Net	Useful Lives

Definite-life intangibles
Tradenames	$891	$(22)	$-	$869	10 years
Total intangible assets	$891	$(22)	$-	$869

Total amortization expense related to intangible assets was $1,192 and $22 for the years ended December 31, 2016, and 2015, respectively. There were no impairment charges during 2016 or 2015 with respect to intangible assets.

As of December 31, 2016, future estimated amortization expense related to intangible assets for each of the years ending December 31, 2017 to 2021 and later is estimated as follows:

2017	$2,834
2018	2,834
2019	2,834
2020	2,834
2021	1,820
Thereafter	3,116

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.     Fair Value Measurement

We measure certain financial assets, including cash equivalents, at fair value on a recurring basis. In accordance with ASC 820-10-30, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10-35 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets.
•
Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

	Fair Value as of December 31, 2016				Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$-	$-	$967	$967	$-	$-	$-	$-
Put Agreements	-	-	1,886	1,886	-	-	-	-
Installment payable to related party	-	-	546	546	-	-	-	-
	$-	$-	$3,399	$3,399	$-	$-	$-	$-

A reconciliation of the beginning and ending balances for the Level 3 measurement are as follows:

	2016	2015

Balance as of December, 31, 2015	$-	$-
Additions	3,399	-
Payments	-	-
Balance as of December 31, 2016	$3,399	$-

Contingent Consideration
During 2016, we recorded a contingent consideration liability of $967, in the form of an earn-out payment of shares of common stock, related to our merger with Nuvel (see Note 4). The contingent consideration is based on achieving certain revenue results and is payable in shares of common stock. The fair value of the liability was estimated using a weighted probability approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future revenues during the earn-out period related to the assets acquired and appropriately weighting the uncertainties associated with the obligation. The assumptions used in preparing the analyses included estimates of the amount and timing of revenues. Through December 31, 2016, no shares were earned.

Installment Payable to Related Party
Under an agreement with Rene Babi, AGL's founder and former executive chairman, OrangeHook MN has agreed to distribute his shares of OrangeHook MN common stock over a three-year period. Accordingly, OrangeHook MN has a total of 151,378 shares of its common stock that are due to Mr. Babi. These shares will be released based on the following schedule: 50,460 shares on April 17, 2017, 50,459 shares on April 17, 2018 and 50,459 shares on April 17, 2019. During the period of time that these shares are held by OrangeHook MN, Mr. Babi has no rights of ownership. As of December 31, 2016, we recorded an installment payable to related party  of $546 for the outstanding shares of 151,378 at fair value per share of $3.61.

Put Agreements
Batchelor put option obligation
In March 2016, OrangeHook MN entered into a Registration Rights and Put Agreement, a related party transaction with David Batchelor, the founder and CEO of LMID which allows him to require OrangeHook MN to repurchase up to 142,857 shares of his common stock. A subsequent amendment reduced this amount to 110,714 shares of his common stock. OrangeHook MN is required to repurchase the shares at $14 per share up to a maximum of $1,550. The put options are exercisable as follows:

•          $550 during June 2016 and
•          $1,000 during October 2016

Additionally, Mr. Batchelor was granted piggyback registration rights under this agreement which allow him to include his shares in any registration agreement filed by OrangeHook MN.

On May 18, 2016, OrangeHook MN received a Put Option Notice from Mr. Batchelor whereby he requested that OrangeHook MN purchase a total of 39,285 shares of his common stock at a price of $14 per share, an aggregate purchase price of $550.  At that date, Mr. Batchelor held no shares of OrangeHook MN's common stock to redeem. On October 30, 2016, OrangeHook MN received a Put Option Notice from Mr. Batchelor whereby he requested that OrangeHook MN purchase a total of 75,493 shares of his common stock at a price of $14 per share, an aggregate purchase price of $1,057.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

As a result of the acquisition of LifeMed ID as discussed in Note 4, Mr. Batchelor owned a total of 676,865 shares of common stock. In accordance with ASC 480 "Distinguishing Liabilities from Equity", the put option represents a forward purchase contract. Upon the completion of the acquisition of LifeMed ID on July 20, 2016, at which time Mr. Batchelor became a shareholder of OrangeHook MN, a share repurchase liability was recorded in an amount equal to the fair value of the underlying shares of $352 based on an independent external third party valuation specialist. In addition, interest expense of $1,198 was accredited and recorded and the share repurchase liability was increased to $1,550, which represents the amount due to Mr. Batchelor under this agreement. The evaluation of OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock. As of December 31, 2016,  OrangeHook MN is temporarily relieved from fulfilling its obligation to repurchase under this agreement until certain settlement provisions are met. The balance of the put obligation due to Mr. Batchelor of $1,550 is included in put option obligations in the consolidated balance sheets as of December 31, 2016.

Babi put option obligation
OrangeHook MN also agreed to purchase 1,000 shares per month of OrangeHook MN's common stock owned by Rene Babi, AGL's founder and Executive Chairman, at a price of $14.00 per share for a period of 24 months beginning in January 2017. In accordance with ASC 480 "Distinguishing Liabilities from Equity", the put options represents a forward purchase contract. During the fourth quarter of 2016, a liability was recorded in an amount equal to the fair value of the underlying shares of $76. In addition, interest expense of $260 was recorded and the liability was recorded at $336, which represents the amount due to Mr. Babi under this agreement. We measure this liability based on the fair value of common stock, which is calculated as of $3.61 at December 31, 2016 based on an independent external third party valuation specialist. The evaluation of OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock. OrangeHook MN is temporarily relieved from fulfilling its obligation to repurchase under this agreement until certain settlement provisions are met. The balance of the put obligation due to Mr. Babi of $336 is included in put option obligations in the consolidated balance sheets as of December 31, 2016.
8.     Debt
Total debt as of December 31, 2016 and 2015 consists of the following:
	As of December 31,
	2016	2015

Line of credit	$350	$-
Notes payable to directors	2,793	2,276
Convertible debentures, gross	3,428	3,050
Other debt	1,361	-
	7,932	5,326

Less: unamortized portion of debt issuance costs	(14)	(89)
Less: unamortized portion of original issue discount	(77)	(199)
Total debt, net of debt issuance costs and original issue discount	7,841	5,038

Less: short term portion	(7,841)	(601)
Long-term debt, net of debt issuance costs and original issue discount	$-	$4,437

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Line of credit
On March 30, 2016, OrangeHook MN entered into an unsecured revolving line of credit with a bank which provides for borrowings up to $350,000. The line of credit is for general working capital purposes and borrowings are subject to an interest charge of 4.5% per annum. Amounts borrowed under this line of credit have been personally guaranteed by four of OrangeHook MN's directors. This revolving line of credit originally was to expire on December 31, 2016 but has since been extended to September 30, 2017. The balance outstanding under this line of credit is $350 as of December 31, 2016.

	Years Ended December 31,
	2016	2015

Contractual interest expense	$10	$-
Interest paid	10	-

Notes Payable to Directors
Since inception, OrangeHook MN has received interest-bearing advances from various directors and their affiliates, as related parties. During 2016, we received interest-bearing advances from certain directors and their affiliates of $2,255 and made payments of $660. The maturity dates of these are generally less than twelve months. Original issuance discount and debt issuance costs are being amortized over the term of the notes and amortization expense is recorded in interest expense in the accompanying statements of operations.

They accrue interest at a range of 5% to 10% per annum.  Interest related amounts are listed below:

	Years Ended December 31,
	2016	2015
Contractual interest expense	$229	$88
Amortization of original issue discounts	198	-
Interest paid	272	10

Two notes issued in January 2016, for $100 and $500, and one note issued in February 2016 for $300, that carried an annual interest rate of 10%, were convertible into shares of common stock at a price of $7.00 per share. In addition, the director received a seven-year warrant to purchase up to 50,000 shares and 250,000 shares, and 150,000 shares, respectively, of OrangeHook MN's common stock at an exercise price of $7.00 per share. These notes, representing $960 of notes payable from directors plus $62 of accrued interest were converted into 1,022 units of Series A-1 Convertible Preferred Stock during October 2016. The fair value of stock warrants was determined to be $22 and $110, and $66, respectively, which represents the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.7%
Expected volatility	36.1%
Dividend yield	0.0%
Expected option life (years)	7

The expense associated with the warrant granted is included in interest expense, net of interest income.

In March 2016, a note with a balance due of $118 was converted into 118 units of Series A-1 Convertible Preferred Stock, with a redemption price of $1,000 per unit.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

In connection with a loan of $450 in October 2015, OrangeHook MN paid one director a fee of $5 and granted a five-year warrant to purchase up to 12,500 shares of OrangeHook MN's common stock at a price of $7.00 per share.  The expense associated with the fee paid and the warrant granted is included in interest expense, net of interest income. The fair value of stock warrant was determined to be $28, which represents the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.1%
Expected volatility	100.0%
Dividend yield	0.0%
Expected option life (years)	7

Convertible Debentures
Convertible debentures as of December 31, 2016 and 2015 consists of the following:
	As of December 31,
	2016	2015

Face amount of debentures	$3,428	$3,050
Unamortized original issue discount	(77)	(89)
Unamortized debt issuance costs	(14)	(199)
	3,337	2,762
Less: short-term portion	3,337	(383)
Convertible Debentures, net	$-	$2,379

	Years Ended December 31,
	2016	2015

Contractual interest expense	$163	$144
Amortization of original issuance discount	250	213
Amortization of debt issuance costs	103	94
Interest paid	81	-

As of December 31, 2015, OrangeHook MN had outstanding convertible debentures of $3,050 which accrued interest at 10% per annum. This issuance had 12-month maturity dates which ranged from April to October of 2016. The debentures are convertible, at the option of the holder, into shares of common stock at a rate of $7.00 per share. In addition, the debentures include an attached three-year warrant equal to 10% of the principal, or 305,000 shares, of common stock exercisable at a rate of $0.01 per share. Through December 31, 2016, warrants to purchase a total of 200,000 shares have been exercised which generated proceeds of $2. Original issuance discount and debt issuance costs are being amortized over the term of the debentures and amortization expense is recorded in interest expense in the accompanying statements of operations.

The value of the embedded equity of $412 was allocated as original issue discount and additional paid-in capital reflecting the estimated value of the underlying cash conversion feature and attached warrants, using the Black Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.3%
Expected volatility	100.0%
Dividend yield	0.0%
Expected option life (years)	3

During 2016 and 2015, OrangeHook MN incurred debt acquisition costs of $28 and $183, respectively, which are being amortized to interest expense over the term of the debentures. Amortization of debt issuance costs of $103 and $94 has been included in interest expense for the years ended December 31, 2016 and 2015, respectively. The remaining unamortized balance of debt issuance costs of $14 will be charged to operations in fiscal 2017.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

During 2016, we entered extended and amended agreements with holders of $2,650 of our convertible debentures, which extended the maturity date to October 15, 2017 and capitalized then accrued and unpaid interest of $226 into principal. The extended convertible debentures accrue interest at 10% per annum.

In conjunction with these extensions, we issued an additional $600 of convertible debentures under the same terms. Proceeds of the new debentures were primarily used to retire certain convertible debentures with principal and interest of $441. As part of these agreements, OrangeHook MN issued five-year warrants to the lenders for a total of 464,301 shares of common stock at a weighted average exercise price of $8.29 per share.

OrangeHook MN has analyzed the provisions of ASC 470 to determine if these extensions meet the criteria of a substantial modification which would require treatment as a debt extinguishment. Based on this analysis, it has been determined that a substantial modification did not occur. Accordingly, in accordance with ASC 470, OrangeHook MN has separately accounted for the value of the embedded equity features within this debenture by allocating a total of $128 as original issue discount and additional paid-in capital reflecting the estimated value of the underlying cash conversion feature and the attached warrants, using the Black Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.7%
Expected volatility	36.1%
Dividend yield	0.0%
Expected option life (years)	5

In addition, the amended agreements contained a provision whereby OrangeHook MN would issue an additional two-year warrant, at an exercise price of $7.00 per share, if the debenture is paid off in cash at any time prior to the maturity date. If this would occur, OrangeHook MN would include the value of the warrants issued in its extinguishment accounting for the debentures.

As additional security under this offering, certain of OrangeHook MN's directors provided a joint and several personal guaranties to certain lenders. Convertible debentures subject to these guaranties as of December 31, 2016 and 2015 is $2,455 and $1,875, respectively.

The outstanding balance of convertible debentures includes $1,193 and $1,075 from board members, officers and their affiliates, as related parties, as of December 31, 2016 and 2015, respectively. Interest expense on these amounts of $118 and $54 were recorded for the years ended December 31, 2016 and 2015, respectively. Accrued interest payable on these amounts were $61 and $54 as of December 31, 2016 and 2015, respectively.

Convertible revolving promissory note
On May 25, 2016, OrangeHook MN entered into an unsecured, convertible revolving promissory note which provides for borrowings up to $1,000 at an interest rate of 10% per annum. Any balance outstanding together with all accrued and unpaid interest was due on October 31, 2016. Subsequently, the lender agreed to extend the maturity date to January 15, 2017. At the option of the lender, the note was convertible into shares of convertible preferred stock at a price of $1,000 per share. If converted, the lender would also receive a seven-year warrant to purchase up to 71.5 shares of common stock for each share of convertible preferred stock. In addition, upon a change in control, as defined in the agreement, the lender had the option to receive either cash or shares of OrangeHook MN's common stock based on a value of $7.00 per share, subject to certain adjustments. In the event that this note was not paid in full on or before the maturity date, OrangeHook MN was required to issue to the lender a seven-year warrant to purchase up to 240,000 shares of common stock at a price of $1.00 per share. On October 31, 2016, OrangeHook MN entered into an agreement to issue 387,912 shares of common stock plus seven-year warrants for an additional 78,000 shares of common stock at an exercise price of $7.00 per share in exchange for the cancellation of this note plus accrued interest of $40 and a cash payment of $250, which OrangeHook MN received on November 1, 2016. There are no amounts of principal or interest outstanding as of December 31, 2016.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Other Short-Term Debt
Other short-term debt as of December 31, 2016 and 2015 consists of the following:

	As of December 31,
	2016	2015

Short-term notes	$950	$-
Assumed convertible notes	15	-
Assumed notes payable	347	-
Financing contracts	49	-
	1,361	-

	Years Ended December 31,
	2016	2015

Contractual interest expense	$244	$-
Amortization of original issue discount	87	-
Interest paid	166	-

To meet our short-term liquidity needs, we received multiple unsecured short-term loans from various lenders. During the year ended December 31, 2016, we received unsecured, short-term on demand loans of $3,873 and made principal payments of $1,487. There was $950 of short-term loans outstanding as of December 31, 2016. These short-term borrowings generally had maturities of 1 month, but ranged to 12 months. The interest rates on these borrowings ranged from 5% to 47% per annum.

On August 30, 2016, one lender converted one outstanding loan with a principal amount of the note of $300 plus accrued interest of $16 into 45,143 shares of OrangeHook MN's common stock at a value of $7.00 per share plus seven-year warrants to purchase up to 286,667 shares at an exercise price of $7.00 per share. In accordance with ASC 470-50-40 "Debt- Modifications and Extinguishments", we recorded the reacquisition price at the fair value of the securities issued to extinguish the debt estimated to be $3.18 per share. Accordingly, the difference between the reacquisition price and the carrying amount of the debt and accrued interest was recorded as a gain on debt extinguishment of $173 which is included in other income in the accompanying consolidated statements of operations for the year ended December 31, 2016.

On November 10, 2016, one lender converted one outstanding loan with a principal amount of the note of $100 into 30,769 shares of OrangeHook MN's common stock at a value of $3.25 per share.

Included in the short-term notes, for the year ended December 31, 2016, $350 of short-term notes from one director, a related party, was received. There were no payments made on these advances and $350 was outstanding as of December 31, 2016.

Assumed convertible notes
We assumed $15 of notes payable, which are convertible into shares of common stock, as a result of the merger with Nuvel. These notes were 12 month notes, which matured in August 2015. They accrue interest at a default rate of 18% per annum, which is a 10% increase from the stated interest rate of 8%. As of December 31, 2016, there was $6 of accrued and unpaid interest.

Assumed notes payable
As part of the merger with Nuvel, we assumed $295 of other notes payable, all of which had maturity dates in 2014 and are past due. These notes accrue interest under a default rate of 20% per annum, an increase from the stated interest rate of 12% per annum, retrospective to the inception date.  As of December 31, 2016, there was accrued and unpaid interest of $309, including $304 that was assumed as part of the merger with Nuvel.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

We assumed $507 of notes payable, which accrue interest at a weighted average rate of 61% per annum, as a result of the acquisition of Agilivant. Certain of these notes were settled in stock, as described in Note 4, under 'Acquisition of Agilivant', leaving a remaining principle balance of $55, of which $3 was repaid in December 2016, resulting in $52 outstanding at December 31, 2016. As of December 31, 2016 there is $72 of accrued and unpaid interest.

Financing contracts
We finance certain of our contracts for insurance premiums. The contracts are generally for one year of coverage and include interest at rates of 6.7% and 11.0%. The balance of these contracts was $49 as of December 31, 2016.

9.     Commitments and Contingencies

We lease office space for our corporate offices and for each of our subsidiaries, through noncancelable operating leases. Rent expense for the year ended December 31, 2016 and 2015 was $440 and $114, respectively, which includes charges for common area and maintenance expenses. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments, if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. One of our office operating leases, which was assumed as a result of the acquisition of LifeMed is with Mr. Batchelor, the Co-CEO of one of our subsidiaries, who owns the building in which we rent office space. As of December 31, 2016, OrangeHook MN was committed under various non-cancellable operating leases for its corporate and other operating locations with annual base rental commitments for each of the years ending December 31, 2017 to 2021 and thereafter of the following:

Year	Operating Leases	Operating Lease with Related Party
2017	$343	$71
2018	361	73
2019	368	75
2020	363	78
2021	261	80
Thereafter	1,347	20
	$3,043	$397
Capital Leases
In December 2016, we entered into a 36-month capital lease for certain furniture, fixtures and technology equipment in the amount of $246 for our LifeMed offices in Roseville, CA. The annual interest rate is 12.6% and we are required to make 36 payments of $8 after which we are able to purchase the assets for one dollar. Amortization of this capital lease is included in depreciation expense. Accumulated amortization is $4 as of December 31, 2016.

Future minimum lease payments under this capital lease are as follows:

Year	Capital Leases
2017	$101
2018	101
2019	91
Total minimum lease payments	293
Less: Interest	(3)
290
Less: current portion	(119)
Capital lease obligation	$171

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Unasserted Claims
OrangeHook MN, in the ordinary course of business, could be subject to liability claims related to employees or the services it provides. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on OrangeHook MN's financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of OrangeHook MN and the chance of a negative outcome on outstanding litigation is considered remote.

10.     Preferred Stock

OrangeHook MN Preferred Stock
Since OrangeHook MN commenced operations, it has sold two separate offerings of preferred stock, Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock, at a price of $1,000 per unit. Each unit consists of one share of preferred stock plus a warrant to purchase up to 71.5 shares of common stock at a price of $7.00 per share. The preferred stock has a cumulative dividend equal to 12% per year which is payable in cash or at the option of the holder, convertible into shares of common stock at a rate of $7.00 per share. The preferred stock has a preference in liquidation equal to $1,000 per share. Additionally, the preferred stock is convertible, at the option of the holder, into shares of common stock at a rate of 1:143. The preferred stock also contains an automatic conversion feature whereby OrangeHook MN may elect to force conversion under certain circumstances. OrangeHook MN has the right to redeem the shares of preferred stock at a price of $1,000 per share plus any accrued but unpaid dividends.

Through December 1, 2016, OrangeHook MN had issued 9,943 and 6,188 units, in 2016 and 2015 respectively, of Series A and Series A-1 Convertible Preferred Stock in exchange for proceeds of $9,943 and $6,188, respectively. At the effective time of the Merger, each outstanding share of OrangeHook preferred stock and other outstanding securities convertible into OrangeHook preferred stock was exchanged for one share (or a corresponding security convertible into one share) of a new series of preferred stock of Nuvel entitled "Series OH-2 Convertible Preferred Stock."

In December 2016, OrangeHook MN authorized an additional offering of preferred stock, Series OH-2 Convertible Preferred Stock under the same term as the previously issued Series A and A-1 and retained an independent outside firm to sell the offering in exchange for a cash commission of 7% plus an amount payable in five year warrants equal to 5% of the shares of common stock that the preferred is converted into at an exercise price of $7.00 per share. Through December 31, 2016, we issued 150 units of OH-2 Convertible Preferred Stock in exchange for $150 under the terms of this agreement.

Additionally, as part of these offerings, during the years ended December 31, 2016 and 2015, OrangeHook MN issued warrants to purchase up to 279,208 and 442,442 shares, respectively, of common stock at an exercise price of $7.00 per share. The warrants are vested immediately and have a term of seven years. There was no intrinsic value for warrants outstanding and vested as of December 31, 2016 and 2015.

As of December 31, 2016 and December 31, 2015, there have been no redemptions of the preferred stock.

During the years ended December 31, 2016 and 2015, dividends on Series A/A-1 and OH-2 of $971 and $405, respectively, were earned. As of December 31, 2016 and 2015, accrued and unpaid dividends were $1,113 and $144, respectively. Dividends paid during the year ended December 31, 2015 totaled $283, which includes dividends paid in shares of common stock, as elected by the holders, valued at $7.00 per share. OrangeHook MN issued a total of 28,583 shares of common stock as payment of dividends in 2015. No dividends were paid in cash or shares of common stock in 2016.

Nuvel Holdings, Inc. Preferred Stock
On December 1, 2016, prior to the Merger, Nuvel Holdings, Inc. had the following classes of preferred stock issued and outstanding:

•	Series A- 7,150,000 shares authorized, 0 shares outstanding
•	Series B- 2,000,000 shares authorized, 408,484 shares outstanding
•	Series C- 2,000,000 shares authorized, 1,471,121 shares outstanding
•	Series D- 2,000,000 shares authorized, 1,767,358 shares outstanding

Subsequently, holders of 388,484 shares of Nuvel Series B Convertible Preferred Stock and 1,100,069 of Nuvel Series C Convertible Preferred Stock converted their shares into common stock based on the conversion rates in effect. The shares were not impacted by the reverse stock split except the conversion ratios applicable thereto were adjusted proportionally.  As part of the Merger, the converted shares of former Nuvel Series B Convertible Preferred Stock and Nuvel Series C Convertible Preferred Stock waived the right to any accrued dividends and OrangeHook MN waived the satisfaction of the Nuvel preferred stock conversion with respect to 20,000 shares of unconverted Nuvel Series B Convertible Preferred Stock and 371,052 shares of Nuvel Series C Convertible Preferred Stock. As of December 31, 2016, the unconverted shares remain outstanding.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

In addition, all the outstanding shares of Nuvel Series D Preferred Stock was converted into fully paid and non-assessable shares of common stock. The converted shares of former Nuvel Series D Convertible Preferred Stock waived the right to any accrued dividends.

As of December 31, 2016, there were no Series A Preferred shares issued and outstanding. Cumulative dividends in arrears assumed on the former Nuvel Series A Preferred Stock totaled $3 as of December 31, 2016 and have not been declared by Board of Directors.

The Nuvel Series B Preferred Stock has a par value of $0.001 and is convertible into 20 shares of common stock. Dividends are 6% cumulative and can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date. Voting rights for the preferred stock are one vote for each whole share of common stock that the Series B Preferred Stock can convert into. Automatic conversion into common stock will occur at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified rate which is calculated by dividing the original purchase price by the conversion price, adjusted for the effects of the Reverse Stock Split, if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150. Series B Preferred Stock have liquidation rights at 130% of the original purchase price. As of December 31, 2016, there were 20,000 shares of former Nuvel Series B Preferred issued and outstanding. Cumulative dividends in arrears assumed on the former Nuvel Series B Preferred Stock totaled $17 as of December 31, 2016 and have not been declared by Board of Directors.

The Nuvel Series C Preferred Stock has a par value of $0.001 and is convertible into 20 shares of common stock. Dividends are 6% cumulative and can be paid in common stock at a share price equal to the average of the weighted volume average price for the 20 business days preceding the dividend date. Voting rights for the preferred stock are one vote for each whole share of common stock that the Series C Preferred Stock can convert into. Automatic conversion into common stock will occur at the earlier of the third anniversary of the original issuance date or six months after the final closing of a qualified rate which is calculated by dividing the original purchase price by the conversion price, adjusted for the effects of the reverse Stock Split, if during 20 consecutive trading days the weighted volume average of Common Stock is at least $0.60, and trading volume is at least $150. Series C Preferred Stock have liquidation rights at 100% of the original purchase price. As of December 31, 2016, there were 371,052 shares of former Nuvel Series B Preferred issued and outstanding. Cumulative dividends in arrears assumed on the former Nuvel Series C Preferred Stock totaled $260 as of December 31, 2016 and have not been declared by Board of Directors.

11.     Stock Based Compensation

2016 Equity Incentive Plan
In August 2016, OrangeHook MN adopted the 2016 Equity Incentive Plan which authorized one million shares of common stock to be used for the granting of incentive awards to employees, directors or consultants. The options allow for the purchase of shares of common stock at prices equal to the fair market value of our common stock on the date of grant. Options granted had a ten-year contractual term and vest over approximately three years.   Forfeited options are available for future issue. OrangeHook MN issues new stock when non-qualified stock options are exercised.

A summary of our non-qualified stock options as of and for the years ended December 31, 2016 and 2015 is detailed below:
				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except number of options, exercise price and years)	options	exercise price	value	term (years)
Outstanding as of December 31, 2014	-	$-		-
Granted	378,571	0.16		10.0
Exercised	-	-		-
Forfeited or expired	-	-		-
Outstanding as of December 31, 2015	378,571	$0.16	$1,143	8.6
Exercisable as of December 31, 2015	378,571	$0.16	$1,143	8.6

Outstanding as of December 31, 2015	378,571	$0.16	$1,143	8.6
Granted	1,258,137	6.05		7.3
Exercised	(50,000)	0.16	$151	-
Forfeited or expired	(207,142)	1.00		-
Outstanding as of December 31, 2016	1,379,566	$5.40	$848	7.8
Exercisable as of December 31, 2016	674,290	$5.08	$628	7.6
Remaining authorized options available for issue	98,847
Included in the number of non-qualified options shown above are non-qualified stock options issued outside the plan of 478,413 and 378,571 as of December 31, 2016 and 2015, respectively.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award.  The fair value of our common stock is determined by a valuation completed by external third party for options granted during the year. The evaluation of the OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock.
A summary of outstanding and exercisable stock options by exercise price and the weighted average remaining contractual term as of December 31, 2016 and 2015 are as follows:

Outstanding
As of December 31, 2016
Number of shares	Exercise price	Weighted average remaining contractual term (years)

150,000	$0.16	8.4
769,701	$3.18	9.8
173,189	$5.60	6.3
286,676	$14.00	8.4
1,379,566		7.8

As of December 31, 2015
Number of shares	Exercise price	Weighted average remaining contractual term (years)

378,571	$0.16	8.6

Exercisable
As of December 31, 2016
Number of shares	Exercise price	Weighted average remaining contractual term (years)

150,000	$0.16	8.4
256,748	$3.18	9.7
138,015	$5.60	6.3
129,527	$14.00	8.4
674,290		7.6

As of December 31, 2015
Number of shares	Exercise price	Weighted average remaining contractual term (years)

378,571	$0.16	8.6

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

For the years ended December 31, 2016 and 2015, we recognized non-cash non-qualified stock option compensation expense of $316 and $559, respectively, which is included in general and administrative expenses.

We determine the fair value of options using the Black-Scholes option pricing model. The weighted average grant date fair value during the years ended December 31, 2016 and 2015 was $1.31 and $1.56, respectively. The estimated fair value of options is recognized as expense on a straight-line basis over the options' vesting periods. The assumptions in the table below was used to determine the Black-Scholes fair value of stock options granted during the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.6%	2.3%
Expected volatility	36.1%	100.0%
Dividend yield	0.0%	0.0%
Expected option life (years)	10	10

Expected volatility is based on an independent valuation of the stock of companies within our peer group. Given the lack of a true comparable company, the peer group consists of selected SaaS holdings companies and healthcare software companies representing potential suppliers, customers or competitors. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life.  OrangeHook MN has not paid any common stock dividends and does not expect to in the future. The expected option life is estimated based on the contractual term of the option.

Stock Grants to Employees and Consultants
During 2016, OrangeHook MN granted a total of 50,000 shares of common stock to certain employees in exchange for their services. The shares vested immediately and have been recorded based on the fair value of OrangeHook MN's common stock at the date of the grant using a value of $3.18 per share. Non-cash compensation expense of $159 has been recorded for the year ended December 31, 2016 and is included in general and administrative expenses in the accompanying consolidated statements of operations.
During 2015, OrangeHook MN granted a total of 1,500,000 shares of common stock to certain employees and consultants in exchange for their services. One such employee is also a director of the OrangeHook MN. The shares vested immediately and have been recorded based on the fair value of OrangeHook MN's common stock at the date of the grant using a value of $0.16 per share. Non-cash compensation expense of $240 has been recorded for the year ended December 31, 2015 and is included in general and administrative expenses in the accompanying consolidated statements of operations.

12.     Stock Warrants

Warrants to purchase shares of OrangeHook MN's common stock have been issued in connection with issuances of preferred stock (See Note 12), convertible debentures (See Note 8) and for certain other situations. Warrants outstanding and exercisable as of December 31, 2016 and 2015 by exercise price are as follows:

	Number of
	shares
	outstanding	Weighted	Aggregate
	and	average	intrinsic
(in thousands except number of options, exercise price and years)	vested	exercise price	value

Outstanding and exercisable as of December 31, 2014	156,524	$7.00	$-
Granted	677,962	3.86
Exercised	(160,000)	0.01	$507
Forfeited or expired	-	-
Outstanding and exercisable as of December 31, 2015	674,486	$5.50	$460
Granted	1,896,314	7.36
Exercised	(55,000)	0.01	$198
Forfeited or expired	-	-
Outstanding and exercisable as of December 31, 2016	2,515,800	$7.02	$378

During 2016, OrangeHook MN granted a warrant to purchase up of 185,000 shares of common stock to a director for his services. The shares vested immediately and have been recorded based on the fair value of OrangeHook MN's common stock at the date of the grant using a value of $3.18 per share. Non-cash compensation expense of $108 has been recorded for the year ended December 31, 2016 and is included in general and administrative expenses in the accompanying consolidated statements of operations.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

During 2016, a director exercised a warrant to purchase 50,000 shares of common stock at an exercise price of $0.16 per share which resulted in proceeds of $8. Upon issuance, the shares were valued based on the fair value of OrangeHook MN's common stock at the date of exercise using a value of $3.18 per share. Non-cash compensation expense of $151, representing the difference between the fair value and exercise price times the number of shares acquired by the director, has been recorded for the year ended December 31, 2016 and is included in general and administrative expenses in the accompanying consolidated statements of operations.

The intrinsic value of a stock award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award.  The fair market value of our common stock is determined by a valuation completed by external third party for options granted during the year. The evaluation of the OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. OrangeHook MN engaged an independent specialist to assist OrangeHook MN in evaluating the fair value of OrangeHook MN's common stock and ultimately concluded on the fair value of OrangeHook MN's common stock.

A summary of outstanding and exercisable stock warrants by exercise price and the weighted average remaining contractual term as of December 31, 2016 and 2015 are as follows:

As of December 31, 2016
Number of shares outstanding and exercisable	Exercise price	Weighted average remaining contractual term (years)

105,000	$0.01	1.5
2,146,497	$7.00	5.6
264,303	$10.00	4.5
2,515,800		5.2

As of December 31, 2015
Number of shares outstanding and exercisable	Exercise price	Weighted average remaining contractual term (years)

145,0001	$0.01	2.5
529,491	$7.00	6.3
674,491		5.6

13.     Restricted Stock Grants

In December 2014, OrangeHook MN granted a total of 100,000 shares of common stock to each of its four outside directors in exchange for their services. The shares vest as follows: 25% immediately with the remaining 75% vesting equally over the next three years, assuming the director remains in their position on the anniversary date. The Company has recorded the fair value of the shares using an estimate of fair value of $0.16 per share as of the grant date. The grants also included a change in control provision which accelerated the vesting of the underlying shares. Upon the closing of the merger with Nuvel Holdings, Inc. (see Note 4), 100% of the unvested shares at the time of merger became fully vested. Non-cash compensation of $32 and $16 was recorded for the years ended December 31, 2016 and 2015, respectively.
The following table sets forth a summary of restricted stock activity for the years ended December 31, 2016 and 2015:

	Number of Restricted Shares
	2016	2015

Outstanding and not vested, January 1	200,000	300,000
Granted	-	-
Forfeited	-	-
Vested	(200,000)	(100,000)
Outstanding and not vested, December 31	-	200,000

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

14.     Stock Subscription Receivable

In December 2015, OrangeHook MN sold 400 units of Series A Convertible Preferred Stock in exchange for proceeds of $400. Under a separate agreement with the shareholder, 150 units representing $150 of the proceeds, were held in escrow pending the completion of the transaction between OrangeHook MN and Nuvel Holdings, Inc. (see Note 4). During the period of time that these shares were held in escrow, the holder received all rights and privileges as a holder of this security. On August 15, 2016, the funds held in escrow were released to OrangeHook MN and there are no amounts related to the stock subscription receivable as of December 31, 2016.

15.     Net loss per share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, outstanding warrants, common stock related to unvested early exercised stock options, common stock related to warrants and convertible senior notes to the extent dilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Years ended December 31,
	2016	2015
Basic and diluted net loss attributable to common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(11,746)	$(4,085)
Denominator:
Weighted-average common shares outstanding	4,687,039	1,766,030
Basic and diluted net loss per share	$(2.51)	$(2.31)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2016	2015
Restricted stock	-	200,000
Non-qualified stock options	1,379,566	378,571
Stock warrants	2,515,800	674,486
	3,895,366	1,253,057

16.     Income Taxes

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31, 2016 and 2015:

	2016	2015

Federal statutory tax benefit rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.4)	(2.1)
Permanent differences	9.0	8.5
Other	(14.1)	(11.6)
Change in valuation allowance	24.9	39.2
	(16.6)%	-%

OrangeHook MN assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant. If OrangeHook MN's actual results and updated projections vary significantly from the projections used as a basis for this determination, OrangeHook MN may need to increase or decrease the valuation allowance against the gross deferred tax assets. OrangeHook MN would adjust its valuation allowance in the period the determination was made. OrangeHook MN considers projected future taxable income and ongoing tax planning strategies and then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. For the years ended December 31, 2016 and 2015, OrangeHook MN recorded a change in the valuation allowance of $3,223 and $1,446, respectively, as OrangeHook MN believes it is not more-likely-than-not to realize the benefit of the deferred tax asset.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Below is a summary of deferred income tax assets and liabilities as of December 31, 2016 and 2015.

	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$8,685	$1,106
R&D credit carryforwards	395	395
Start-up costs	14	15
Accruals and reserves	759	292
Depreciation	27	17
Deferred revenue	23	-
Deferred rent	25	-
	9,928	1,825
Deferred income tax liabilities:
Amortization	(5,142)	(286)
Non-cash compensation costs	-	(12)
Deferred revenue	-	(10)
Investment in Partnership	(46)	-
	(5,188)	(308)
Net deferred income tax assets	4,740	1,517
Less: Valuation allowance	(4,740)	(1,517)
Net deferred income tax assets	$-	$-

As of December 31, 2016, OrangeHook MN has the following federal and state net operating losses and research and development credit carryforwards:

	Net Operating Losses		Research and
			Development
Year of Expiration	Federal	State	Credits
2025	173	-	24
2026	-	-	39
2027	312	-	51
2028	40	-	44
2029	40	180	45
2030	51	711	39
2031	856	3,833	16
2032	2,420	2,421	21
2033	2,607	2,528	27
2034	3,864	3,645	44
2035	4,240	2,403	45
2036	8,174	444	-
	$22,777	$16,165	$395

OrangeHook MN's ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of OrangeHook MN. OrangeHook MN has not performed an analysis to determine if an ownership change has occurred.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

In connection with the acquisition of LifeMed in 2016, the purchase accounting included a net increase of deferred tax assets of $1,780, which includes primarily federal and state net operating loss ("NOL") carryforwards and amortization of intangibles.  It is not more likely than not the assets will be realized and OrangeHook MN has recorded a full valuation allowance against those assets.

In connection with the merger with Nuvel in 2016, there were not any deferred tax assets acquired. The allocation of the purchase price included definite-lived intangible assets of $5,824.  There is a temporary difference creating a deferred tax liability of $2,122 due to future amortization.  In accordance with ASC 740 "Accounting for Income Taxes", OrangeHook MN can evaluate its valuation allowance based on attributes of the acquired company.  As a result, this reduced the valuation allowance by $2,122 and is recorded as a tax benefit in the accompanying consolidated statements of operations for the year ended December 31, 2016.

During 2015, OrangeHook MN recorded additional deferred tax assets primarily related to the acquisition of Salamander Technologies, Inc. The net increase was $382 which includes a research and development ("R&D") credit carryforward, a net operating loss ("NOL") carryforward and amortization of intangibles.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2016, and 2015, we did not have any material uncertain tax positions.

It is our practice to recognize interest and penalties related to income tax matters as a component of income tax expense in the consolidated statements of operations. There have been no interest or penalties incurred for the years ended December 31, 2016 and 2015.

17.     Business Segments

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. OrangeHook MN has three operating segments: (1) SalTech, which includes the results of the business operation within Salamander Technologies, LLC, which provides an asset tagging and tracking software solution used to manage incidents or events, (2) AGL, which includes the results of the business operation of Agilivant, LLC, offers a real-time debit based banking and payment system, (3) LMID,  which offers a suite of software solutions that overlays with existing systems and equipment which automates patient identity validation, record matching, insurance and payment requirements and access to information. We reconcile the results of our operating segments to our consolidated results by including the results of our corporate headquarters and centralized functions, which includes corporate expenses (e.g. corporate administrative costs) and interest expense. Segment disclosures are provided to the extent practicable under OrangeHook MN's accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

The SalTech segment was created as a result of OrangeHook MN's acquisition of Salamander Technologies, Inc. which occurred on October 1, 2015. The AGL segment was created as a result of OrangeHook MN's acquisition of Agilivant, LLC which occurred on February 12, 2016. The LMID segment was created as a result of OrangeHook MN's acquisition of LifeMed ID, Inc. which occurred on July 20, 2016.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

Segment disclosures are as follows:

	For the year ended December 31, 2016
	Sal-Tech	AGL	LMID	Corporate	Total

Revenue	$959	$1,234	$118	$-	$2,311
Loss from operations	(951)	(17)	(2,671)	(6,447)	(10,086)
Net income (loss)	(952)	405	(2,677)	(7,552)	(10,775)
Total Assets	1,560	2,860	2,735	20,431	29,769
Depreciation and amortization	104	209	783	153	1,249
Capital expenditures	(4)	(3)	(73)	(29)	(109)
Net loss on Investment in LifeMed ID, Inc.	-	-	-	(438)	(438)
Gain on extinguishment of debt	-	569	-	173	742
Interest expense, net of interest income	-	(59)	(6)	(2,962)	(3,027)
Income tax benefit	-	-	-	2,122	2,122

	For the year ended December 31, 2015
	Sal-Tech	AGL	LMID	Corporate	Total

Revenue	$245	$-	$-	$-	$245
Loss from operations	(337)	-	-	(3,253)	(3,590)
Net income (loss)	65	-	-	(3,745)	(3,680)
Total Assets	2,698	-	-	7,981	10,679
Depreciation and amortization	26	-	-	14	40
Capital expenditures	(3)	-	-	(75)	(78)
Net loss on Investment in LifeMed ID, Inc.	-	-	-	-	-
Gain on extinguishment of debt	-	-	-	-	-
Interest expense, net of interest income	(1)	-	-	(493)	(494)
Income tax provision (benefit)	-	-	-	-	-

18.     Global Licensing Fee

On September 26, 2016, OrangeHook MN executed an agreement with a business partner that grants them exclusive global rights to bundle software products sold by LMID in exchange for a non-refundable licensing fee of $5,000. The fee is payable in three installments: $1,250 upon contract signing, $1,250 million no later than December 31, 2016 and $2,500 when OrangeHook MN sells its first contract in China that equals or exceeds $5,000 of revenue or April 30, 2017, whichever is later. OrangeHook MN received the payments that were due through December 31, 2016.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

19.     Proforma Combined Financial Information- Unaudited

The following presents the unaudited pro forma combined financial information as if the acquisitions of Salamander, Agilivant, LMID, and Nuvel occurred as of January 1, 2015.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Pro forma revenue	$2,620	$1,954

Pro forma loss from operations	$(14,547)	$(13,062)

Pro forma net loss before non-controlling interest in subsidiary and income tax benefit	$(17,359)	$(13,481)

Pro forma net loss attributable to common stockholders	$(16,309)	$(13,886)

Pro forma loss per common share – basic and diluted	$(2.75)	$(3.41)

Pro forma weighted average common shares outstanding – basic and diluted	5,938,157	4,069,964

The unaudited pro forma combined financial information present above is not necessarily indicative of the results of operations that actually would have occurred had the acquisitions been completed as of January 1, 2015, nor are they necessarily indicative of future consolidated results.

Unaudited pro forma combined balance sheet information is not present herein, as the financial position of Salamander, Agilivant, LMID and Nuvel are included in OrangeHook MN's condensed consolidated balance sheet as of December 31, 2016.

20.     Related-Party Transactions

Lease obligations
Our subsidiary LifeMed is obligated under a non-cancellable operating lease with Mr. Batchelor, Co-CEO of LifeMed and his spouse, as owners of the property. The non-cancellable operating lease of its former headquarters and operating facilities located in Citrus Heights, California, commenced on April 1, 2012 for a term of ten years. The lease payments increase, beginning in 2014 and each year thereafter, consistent with the Consumer Price Index-All Items – All Urban Consumers-Oakland-San Francisco-Sacramento (1982-84 = 100) as published by the United States Department of Labor, Bureau of Labor Statistics. Annual rent increases, if any, are not to exceed 15% of the prior year's monthly rent. OrangeHook MN has the option to extend the lease for one additional three (3) year term at the then fair market lease rate, as defined in the agreement. OrangeHook MN is responsible for (a) its pro-rata share (14.63%) of the real property taxes on the building; (b) all utilities; (c) maintaining the plumbing, heating and air conditioning systems; and (d) property management fees. Base rent paid to Mr. Batchelor during the year ended December 31, 2016 was $28.

OrangeHook MN subleases office space in Wayzata, Minnesota from a company controlled by family members of OrangeHook MN's Chief Executive Officer and director under an operating lease dated December 15, 2014. Lease payments, covering 2,100 square feet, are approximately $5 per month through September 30, 2017. On September 1, 2015 and December 1, 2015, OrangeHook MN entered two additional operating leases for approximately 5,100 square feet in the same location in Wayzata, Minnesota. The term of both leases is 60 months with lease payments totaling approximately $10 per month. One of the leases (covering 850 square feet) has been subleased to an independent party in exchange for a lease payment of $1 per month. The leases are personally guaranteed by OrangeHook MN's Chief Executive Officer. During the year ended December 31, 2016 and 2015, we paid rent to the related company of $58 and $58, respectively. There was $5 and no amounts accrued at December 31, 2016 and 2015, respectively.

Business Relationship
OrangeHook MN engaged with a corporation to provide business advisory services of which an individual director and officer of OrangeHook MN is also the Chairman. The corporation provides business advisory services which include identifying potential investors, general business development, and other services as required. During the year ended December 31, 2016 and 2015, we paid to the related company of $145 and $60, respectively. There was $22 and $6 accrued at December 31, 2016 and 2015, respectively.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For the years ended December 31, 2016 and 2015
(in thousands, except for share and per share amounts)

21.     Subsequent Events

Subsequent to December 31, 2016 and through April 17, 2017, the following subsequent events have occurred:

Short-term Debt
On January 19, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $300. Interest accrues at a rate of 20 basis points ($0.6) per day. On March 2, 2017, this lender provided an additional amount of $300 under the same terms as the previous loan. Both amounts were due no later than March 17, 2017. On March 15, 2017, OrangeHook MN repaid both amounts ($600) together with accrued interest of $42.

On February 8, 2017, OrangeHook MN negotiated an increase to its current line of credit with its bank in the amount of $200. The increase is secured by cash collateral provided by OrangeHook MN's Chairman of the Board who received three-year warrants to purchase up to 28,000 shares of common stock at an exercise price of $10.00 per share as consideration. These warrants were valued at $3 and will be amortized as debt issuance costs over the term of the line of credit. In connection with this transaction, the maturity date of the line of credit has been extended to January 30, 2018.

On February 17, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $75. The loan is non-interest bearing and is due on demand.

On February 23, 2017, OrangeHook MN entered into a short-term debt agreement with two parties totaling $250. On March 1, 2017, OrangeHook MN repaid this note together with accrued interest of $10.

On February 24, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $165 with a due date of March 24, 2017. Net proceeds of $147 were received representing the principal amount less an original issue discount of $15 and fees of $3. The original issue discount will be charged to interest expense over the term of the debt agreement. Interest of $5 is fixed and due at maturity. In connection with this transaction, OrangeHook MN also received an extension on another outstanding loan from the same lender in the amount of $500 in exchange for a fee of $4 plus interest of $11. This loan was originally issued in July 2016 and has been extended numerous times and is currently due on March 25, 2017. On March 24, 2017, OrangeHook MN exercised an extension for both loans through April 15, 2017, in exchange for a fee of $5 plus additional interest of $13.  We are currently negotiating an extension with this lender. These loans are personally guaranteed by our Chief Executive Officer, a director and one shareholder.

On March 31, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $250. Interest accrues at a rate of 20 basis points ($0.5) per day and is due no later than May 29, 2017.

Senior Notes
On March 31, 2017, the Board of Directors authorized the issuance of up to $7 million of senior notes. Terms of the senior notes include interest of 10% per annum, payable either quarterly or monthly at the lender's option, with a maturity date of two years from the issue date. In addition, the lender will receive an up-front participation fee equal to 3.5% of the amount of the note and three-year warrants equal to 14% of the amount of the note at an exercise price of $10.00 per share which vest ratably on a monthly basis over the term of the related note. As of March 31, 2017, OrangeHook MN has received a total of $1,150 of proceeds under this offering, $1,050 of which have been received from the Chairman of the Board. Warrants to purchase up to 161,000 shares of common stock have been issued to date. These warrants were valued at $12 which will be amortized as original issue discount over the term of the notes.

Sales of OH-2 Convertible Preferred Stock
Through April 17, 2017, a total of 838 units of OH-2 Convertible Preferred stock have been sold in exchange for cash proceeds of $838. Attached to the units of preferred stock were warrants to purchase up to 59,917 shares of common stock at a price of $7 per share.

Financial Statement Schedules

None.

Exhibits

See the exhibit index immediately following the signature page to this annual report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANGEHOOK, INC.

Date: April 17, 2017	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date: April 17, 2017	By:	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ James L. Mandel	Chief Executive Officer and	April 17, 2017
James L. Mandel	Director

/s/ David C. Carlson	Chief Financial Officer	April 17, 2017
David C. Carlson

/s/ Donald Miller	Director (Chairman)	April 17, 2017
Donald Miller

/s/ Whitney Peyton	Director	April 17, 2017
Whitney Peyton

/s/ Jonathan Dodge	Director	April 17, 2017
Jonathan Dodge

/s/ Salvatore Fazzolari	Director	April 17, 2017
Salvatore Fazzolari

/s/ Richard Resnick	Director	April 17, 2017
Richard Resnick

/s/ David Batchelor	Director	April 17, 2017
David Batchelor

/s/ Jeffrey Hattara	Director	April 17, 2017
Jeffrey Hattara

EXHIBIT INDEX

The exhibits listed below are included with this prospectus or incorporated herein by reference. Certain exhibits and schedules to the documents listed below have been omitted pursuant to Item 601 of Regulation S-K. OrangeHook hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request to the SEC; provided, however, that OrangeHook may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedules so furnished.

Exhibit Number	Description

2.1	Plan of Merger between Nuvel Holdings, Inc. and HRMY Sub, Inc., dated March 20, 2012.(1)
2.2	Agreement and Plan of Merger dated July 1, 2016 by and among Nuvel Holdings, Inc., OH Acquisition Corp., and OrangeHook, Inc.(2)
2.3	Amendment No. 1 to Agreement and Plan of Merger dated October 14, 2016 by and among OrangeHook, Inc., Nuvel Holdings, Inc., and OH Acquisition Corp.(3)
2.4	Agreement and Plan of Merger dated October 1, 2015 by and among OrangeHook, Inc., Salamander Technologies, LLC, Salamander Technologies, Inc., and the other parties named therein.(15)
2.5	Membership Unit Purchase Agreement dated January 4, 2016 by and among OrangeHook, Inc., Agilivant, LLC, and the members of the Agilivant, LLC. (15)
2.6	Amended and Restated Agreement and Plan of Merger dated May 31, 2016 by and among OrangeHook, Inc., OH Solutions, Inc., LifeMed ID, Inc., and the principal shareholders of LifeMed ID, Inc. (15)
2.7	Purchase Agreement dated December 31, 2013 by and among TruSec ID, Inc., and the two parties named therein. (15)
2.8	First Amendment to Purchase Agreement dated July 31, 2015 Salamander Technologies, Inc., TruSec ID, Inc., OrangeHook, Inc., and the other parties named therein. (15)
2.9	Purchase Agreement dated December 31, 2013 by and among Salamander Technologies, Inc., TruSec ID, Inc., and the numerous other parties named therein. (15)
2.10	Share Exchange Agreement by and among Nuvel Holdings, Inc., certain former shareholders of Nuvel Holdings, Inc., Nuvel, Inc. and Shareholders of Nuvel, Inc., dated December 30, 2011.(10)
2.11	Asset Purchase Agreement, dated May 2, 2016 between Spring Grove Finance, S.A. and OrangeHook. (15)
3.1	Articles of Incorporation of Nuvel Holdings, Inc., dated June 15, 2010.(4)
3.2	Articles of Merger of Nuvel Holdings, Inc. filed with the State of Florida on March 21, 2012.(1)
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Florida on August 5, 2014.(5)
3.4	Bylaws of Nuvel Holdings, Inc.(4)
4.1	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012.(6)
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014.(5)
4.3	Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014.(5)
4.4	Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014.(5)
4.5	Certificate of Designation of Series OH-1 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)
4.6	Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)
4.7	Amendment to Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(19)
10.1	Form of Bridge Notes pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011.(7)
10.2	Form of Bridge Warrants pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011.(7)
10.3	Form of Paragon Note issued to Paragon Capital Offshore LP, dated December 30, 2011.(7)
10.4	Form of Paragon Warrant issued to Paragon Capital LP, dated December 30, 2011.(7)
10.5	Form of Series A Warrant issued to Series A Preferred Investors in August 2012. (6)
10.6	Form of Note issued to Alpha Capital Anstalt in November 2012.(8)
10.7	Form of Warrant issued to Alpha Capital Anstalt in November 2012.(8)
10.8	Form of Extension Warrant issued to Bridge Note Investors in November 2012.(5)
10.9	Form of New Bridge Note issued pursuant to the New Bridge Subscription Agreement.(9)

Exhibit Number	Description

10.10	Form of New Bridge Warrant issued pursuant to the New Bridge Subscription Agreement.(9)
10.11	Form of OrangeHook, Inc. Convertible Promissory Note for the 2015 Convertible Note Offering.(15)
10.12	Form of OrangeHook, Inc. Amended and Restated Convertible Promissory Note. (15)
10.13	Form of OrangeHook, Inc. Promissory Note. (15)
10.14	Form of OrangeHook, Inc. Warrant Agreement. (15)
10.15*	OrangeHook, Inc. 2016 Equity Incentive Plan.(15)
10.16*	Form of OrangeHook, Inc. Incentive Stock Option Agreement. (15)
10.17*	Form of OrangeHook, Inc. Restricted Stock Agreement. (15)
10.18*	Form of OrangeHook, Inc. Nonqualified Stock Option Agreement. (15)
10.19*	Form of OrangeHook, Inc. Restricted Stock Unit Agreement. (15)
10.20	Business Loan Agreement, dated March 30, 2016, between OrangeHook, Inc. and Signature Bank. (15)
10.21	Promissory Note, dated March 30, 2016, issued by OrangeHook, Inc. to Signature Bank. (15)
10.22	Change in Terms Agreement, dated July 8, 2016, between OrangeHook, Inc. and Signature Bank. (15)
10.23	Change in Terms Agreement, dated September 28, 2016, between OrangeHook, Inc. and Signature Bank. (15)
10.24*	Employment Agreement dated July 1, 2015 between OrangeHook and James Mandel. (15)
10.25*	Employment Agreement dated February 2, 2015 between OrangeHook and David Carlson. (15)
10.26*	Employment Agreement dated April 23, 2014 between OrangeHook and Robert F. Riess. (15)
10.27*	Amended and Restated Employment Agreement dated March 15, 2016 by and among LifeMed ID, Inc., OrangeHook, Inc. and David Batchelor. (15)
10.28*	Amendment No. 1 to Employment Agreement dated May 31, 2016 by and among LifeMed ID, Inc., OrangeHook, Inc. and David Batchelor. (15)
10.29*	Registration Rights and Put Option Agreement entered into as of March 23, 2016 between OrangeHook, Inc. and David Batchelor. (15)
10.30*	Amendment to Registration Rights and Put Option Agreement dated May 31, 2016 between OrangeHook, Inc. and David Batchelor. (15)
10.31*	Nonqualified Stock Option Agreement, dated May 31, 2016, between OrangeHook, Inc. and David Batchelor. (15)
10.32*	Employment Agreement, effective July 1, 2015, between OrangeHook, Inc. and Jeffrey Hattara.(15)
10.33*	Employment Agreement, effective October 21, 2016, between OrangeHook, Inc. and Colleen Davenport. (15)
10.34*	Amendment No. 1 to Employment Agreement, dated November 29, 2016, between OrangeHook, Inc. and Colleen Davenport. (15)
10.35*	Employment Agreement, effective December 1, 2016, between Nuvel Holdings, Inc. and Richard Resnick. (15)
10.36*	Employment Agreement, effective November 9, 2016, between OrangeHook, Inc. and Robert Philbin. (15)
10.37	Commercial Lease, dated October 1, 2015, between Milwhe Properties, LLC and Salamander. (15)
10.38	Commercial Lease, dated October 1, 2015, between OrangeHook and Norway, LLC. (15)
10.39	Commercial Lease, dated December 1, 2015, between OrangeHook and Norway, LLC. (15)
10.40	Sublease Agreement, dated December 15, 2014, between OrangeHook and Manada Technologies, Inc. (15)
10.41	Office Building Lease, dated March 7, 2016, between BEP Roseville Investors LLC and OrangeHook, Inc. (15)
10.42	Lease Agreement, dated May 6, 2010, between Stonemill Business Park, L.L.C. and Agilivant, LLC, as assignee. (15)
10.43	Restatement of and First Amendment to Lease between Stonemill Business Park, LLC and Agilivant, LLC, dated September 25, 2013. (15)
10.44	Business Partnership Agreement, dated March 10, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(14) (16)
10.45	Amendment 2 to Business Partner Agreement MA-13-000677, dated September 1, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(14) (15)
10.46	Commercial Promissory Note, dated July 26, 2016, issued by OrangeHook to MEZ Capital, LLC. (15)

Exhibit Number	Description

10.47	Letter Agreement re: Satisfaction of Obligations Owed to LifeMed ID, Inc., dated November 2, 2016, between OrangeHook, Inc. and David Batchelor. (15)
10.48*	Restricted Stock Agreement, dated December 1, 2016, between Nuvel and Richard Resnick. (15)
10.49	Security Agreement between Nuvel, Inc. and Paragon Capital Offshore LP, dated December 30, 2011. (7)
10.50	Form of Guaranty of Nuvel Holdings, Inc. for the Paragon Note, dated December 30, 2011. (7)
10.51	Form of Lockup Agreement between certain shareholders and Nuvel Holdings, Inc., dated December 30, 2011.(7)
10.52*	Form of Nuvel Holdings, Inc. Employment Agreement.(7)
10.53	Form of Nuvel Holdings, Inc. Proprietary Information and Inventions Agreement.(7)
10.54	Assignment and Assumption Agreement between Nuvel Holdings, Inc. and Sahej Holdings, Inc., dated February 1, 2012.(7)
10.55	Third Amendment to the Subscription Agreement between Nuvel Holdings, Inc. and the investor named therein, dated December 30, 2011.(1)
10.56	Subscription Agreement between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated November 21, 2012.(8)
10.57	Security Agreement between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated November 21, 2012.(8)
10.58	Lockup Agreement between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated November 21, 2012.(8)
10.59	Form of Extension and Amendment Agreement, between Nuvel Holdings, Inc. and Bridge Investors, dated November 16, 2012.(5)
10.60	First Amendment to Subscription Agreement, between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated April 8, 2014.(5)
10.61	First Amendment to Secured Convertible Promissory Notes, among Nuvel Holdings, Inc., Alpha Capital Anstalt and Chi Squared Capital Inc., dated April 8, 2014.(5)
10.62	First Amendment to Security Agreement, between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated April 8, 2014.(5)
10.63	Note Waiver and Amendment Agreement, dated May 5, 2014.(5)
10.64	New Bridge Agreement, dated May 5, 2014.(9)
10.65	Contractor Agreement, dated March 11, 2014, between Nuvel Holdings, Inc. and Richard Resnick.(11)
10.66	Separation Agreement between Nuvel Holdings Inc. and Jay Elliot.(12)
10.67	ACA Note Conversion Agreement.(13)
10.68	Chi Note Conversion Agreement.(13)
10.69	Settlement Agreement with Apptology.(13)
10.70	Form of Indemnification Agreement for Executive Officers and Directors. (15)
10.71	Form of Indemnification Agreement for James Mandel and Richard Resnick. (15)
10.72*	Nonqualified Stock Option Agreement, dated December 1, 2016, between Nuvel Holdings, Inc. and Richard Resnick. (15)
10.73	OrangeHook, Inc. 2016 Equity Incentive Plan. (17)
10.74	Amendment 1 to Business Partner Agreement MA-13-000677, dated August 19, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(14)
10.75	AGL System Rights Agreement, dated April 19, 2016, between Agilivant, LLC, Corporate Resources Australia Limited, and WAIV International Pty Ltd. (14)
10.76	Lender Agreement, dated December 6, 2016, between OrangeHook, Inc. and Richard Bernstein.
10.77	Lender Agreement, dated January 19, 2017, between OrangeHook, Inc. and Richard Bernstein.
10.78	Amendment to Lender Agreement, dated January 25, 2017, between OrangeHook, Inc. and Richard Bernstein.
10.79	Modification of Commercial Promissory Note, dated December 23, 2016, between OrangeHook, Inc. and MEZ Capital, LLC.
10.80	Participation and Repayment Priority Agreement, dated March 31, 2017, between OrangeHook, Inc., James L. Mandel, Donald M. Miller, Whitney E. Peyton, Jeffrey J. Hattara and Thomas Hudson.
14.1	Code of Ethical Business Conduct for Senior Financials Officers(18)

Exhibit Number	Description

21.1	Significant Subsidiaries of OrangeHook, Inc.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensatory plan or arrangement.
(1)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 13, 2012.
(2)	Included as an exhibit to the Current Report on Form 8-K, filed on July 8, 2016.
(3)	Included as an exhibit to the Current Report on Form 8-K, filed on October 14, 2016.
(4)	Included as an exhibit to the Registration Statement on Form S-1, filed on November 5, 2010.
(5)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on November 25, 2014.
(6)	Included as an exhibit to the Current Report on Form 8-K, filed on August 20, 2012.
(7)	Included as an exhibit to Amendment No. 2 to the Current Report on Form 8-K/A, filed on March 19, 2012.
(8)	Included as an exhibit to the Current Report on Form 8-K, filed on November 28, 2012.
(9)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2014, filed on June 23, 2015.
(10)	Included as an exhibit to the Current Report on Form 8-K, filed on January 6, 2012.
(11)	Included as an exhibit to the Current Report on Form 8-K, filed on February 27, 2015.
(12)	Included as an exhibit to the Current Report on Form 8-K, filed on August 4, 2015.
(13)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 5, 2016.
(14)
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Securities and Exchange Commission.

(15)	Included as an exhibit to the Current Report on Form 8-K, filed on December 5, 2016.
(16)	Included as an exhibit to the Current Report on Form 8-K, filed on April 11, 2017.
(17)	Included as an exhibit to the Current Report on Form 8-K, filed on January 3, 2017.
(18)	Included as an exhibit to the Current Report on Form 8-K, filed on March 7, 2017.
(19)	Included as an exhibit to the Current Report on Form 8-K, filed on January 25, 2017.