Form 10-K/A
period 2016-12-31
ORANGEHOOK, INC.
filed 2017-04-26
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 0-54249

OrangeHook, Inc.

State of Incorporation: Florida	I.R.S. Employer Identification No. 27-1230588

Principal executive offices: 319 Barry Ave South, Suite 300, Wayzata, MN 55391
Telephone number: (442) 500-4665

Securities registered pursuant to section 12(b) of the Act: None

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

Shares of common stock outstanding at April 10, 2017: 6,686,706

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders is incorporated by reference into Part III of our annual report on Form 10-K filed with the Securities Exchange Commission on April 17, 2017.

Explanatory Note

OrangeHook, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to the Company's annual report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on April 17, 2017 (the "Original Filing Date"), solely to (i) indicate by check mark that the registrant has submitted electronically and posted on its corporate web site every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months; (ii) amend and restate our Item 5 disclosures to include information related to the sale of unregistered securities, which was inadvertently omitted from our original filing; and (iii) furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-K, formatted in eXtensible Business Reporting Language (XBRL):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Recent Sales of Unregistered Securities

Sale of Series OH-2 Convertible Preferred Stock and Warrants

On December 30, 2016, OrangeHook issued and sold to one accredited investor 150 Units in exchange for $150,000, with each Unit consisting of one share of Series OH-2 Convertible Preferred Stock and an attached 7-year warrant to purchase 71.5 shares of our common stock at a price of $7.00 per share. The securities were issued in reliance upon exemptions from the registration requirements pursuant to Section 4(a)(2) under the Securities Act and/or Regulation D promulgated under the Securities Act and/or Regulation S promulgated under the Securities Act. There was no general solicitation or advertising with respect to the private placement and the purchaser provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. An appropriate legend was affixed by OrangeHook to the share certificate representing shares issued in the private placement.

Conversion of Series D Convertible Preferred Stock and Convertible Promissory Notes

On December 27, 2016, we amended and restated our Articles of Incorporation to, among other things, effect a one-for-1,200,000 reverse stock split of the our issued and outstanding shares of common stock (the "Reverse Stock Split"). Immediately following the Reverse Stock Split, all of our 1,767,358 issued and outstanding shares of Series D Convertible Preferred Stock and approximately $1.166 million in aggregate principal amount of convertible promissory notes automatically converted into a total of 458,591 shares of our post-Reverse Stock Split common stock. The conversions were made in accordance with the terms of irrevocable notices of conversion from the holders of all issued and outstanding shares of our Series D Convertible Preferred Stock and note conversion agreements with the noteholders. These securities were issued in reliance on the exemption from registration provided by Regulation D promulgated under the Securities Act and/or Section 4(a)(2) of the Securities Act, since the issuance did not involve a public offering, the recipients took the securities for investment and not resale, OrangeHook has taken appropriate measures to restrict transfer, OrangeHook has reason to believe that the recipient, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and the recipients had access to information regarding OrangeHook.

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

We filed the following financial statements with our Form 10-K on the Original Filing Date:

Item

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Financial Statement Schedules

None.

Exhibits

See the exhibit index immediately following the signature page to this Amendment No. 1 on Form 10-K/A, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANGEHOOK, INC.

Date: April 26, 2017	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date: April 26, 2017	By:	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Merger between Nuvel Holdings, Inc. and HRMY Sub, Inc., dated March 20, 2012.(1)
2.2	Agreement and Plan of Merger dated July 1, 2016 by and among Nuvel Holdings, Inc., OH Acquisition Corp., and OrangeHook, Inc.(2)
2.3	Amendment No. 1 to Agreement and Plan of Merger dated October 14, 2016 by and among OrangeHook, Inc., Nuvel Holdings, Inc., and OH Acquisition Corp.(3)
2.4	Agreement and Plan of Merger dated October 1, 2015 by and among OrangeHook, Inc., Salamander Technologies, LLC, Salamander Technologies, Inc., and the other parties named therein.(15)
2.5	Membership Unit Purchase Agreement dated January 4, 2016 by and among OrangeHook, Inc., Agilivant, LLC, and the members of the Agilivant, LLC. (15)
2.6	Amended and Restated Agreement and Plan of Merger dated May 31, 2016 by and among OrangeHook, Inc., OH Solutions, Inc., LifeMed ID, Inc., and the principal shareholders of LifeMed ID, Inc. (15)
2.7	Purchase Agreement dated December 31, 2013 by and among TruSec ID, Inc., and the two parties named therein. (15)
2.8	First Amendment to Purchase Agreement dated July 31, 2015 Salamander Technologies, Inc., TruSec ID, Inc., OrangeHook, Inc., and the other parties named therein. (15)
2.9	Purchase Agreement dated December 31, 2013 by and among Salamander Technologies, Inc., TruSec ID, Inc., and the numerous other parties named therein. (15)
2.10	Share Exchange Agreement by and among Nuvel Holdings, Inc., certain former shareholders of Nuvel Holdings, Inc., Nuvel, Inc. and Shareholders of Nuvel, Inc., dated December 30, 2011.(10)
2.11	Asset Purchase Agreement, dated May 2, 2016 between Spring Grove Finance, S.A. and OrangeHook. (15)
3.1	Articles of Incorporation of Nuvel Holdings, Inc., dated June 15, 2010.(4)
3.2	Articles of Merger of Nuvel Holdings, Inc. filed with the State of Florida on March 21, 2012.(1)
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Florida on August 5, 2014.(5)
3.4	Bylaws of Nuvel Holdings, Inc.(4)
4.1	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012.(6)
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014.(5)
4.3	Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014.(5)
4.4	Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014.(5)
4.5	Certificate of Designation of Series OH-1 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)
4.6	Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)
4.7	Amendment to Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(19)
10.1	Form of Bridge Notes pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011.(7)
10.2	Form of Bridge Warrants pursuant to an Amended and Restated Subscription Agreement, dated December 30, 2011.(7)
10.3	Form of Paragon Note issued to Paragon Capital Offshore LP, dated December 30, 2011.(7)
10.4	Form of Paragon Warrant issued to Paragon Capital LP, dated December 30, 2011.(7)
10.5	Form of Series A Warrant issued to Series A Preferred Investors in August 2012. (6)
10.6	Form of Note issued to Alpha Capital Anstalt in November 2012.(8)
10.7	Form of Warrant issued to Alpha Capital Anstalt in November 2012.(8)
10.8	Form of Extension Warrant issued to Bridge Note Investors in November 2012.(5)
10.9	Form of New Bridge Note issued pursuant to the New Bridge Subscription Agreement.(9)

Exhibit Number	Description

10.10	Form of New Bridge Warrant issued pursuant to the New Bridge Subscription Agreement.(9)
10.11	Form of OrangeHook, Inc. Convertible Promissory Note for the 2015 Convertible Note Offering.(15)
10.12	Form of OrangeHook, Inc. Amended and Restated Convertible Promissory Note. (15)
10.13	Form of OrangeHook, Inc. Promissory Note. (15)
10.14	Form of OrangeHook, Inc. Warrant Agreement. (15)
10.15*	OrangeHook, Inc. 2016 Equity Incentive Plan.(15)
10.16*	Form of OrangeHook, Inc. Incentive Stock Option Agreement. (15)
10.17*	Form of OrangeHook, Inc. Restricted Stock Agreement. (15)
10.18*	Form of OrangeHook, Inc. Nonqualified Stock Option Agreement. (15)
10.19*	Form of OrangeHook, Inc. Restricted Stock Unit Agreement. (15)
10.20	Business Loan Agreement, dated March 30, 2016, between OrangeHook, Inc. and Signature Bank. (15)
10.21	Promissory Note, dated March 30, 2016, issued by OrangeHook, Inc. to Signature Bank. (15)
10.22	Change in Terms Agreement, dated July 8, 2016, between OrangeHook, Inc. and Signature Bank. (15)
10.23	Change in Terms Agreement, dated September 28, 2016, between OrangeHook, Inc. and Signature Bank. (15)
10.24*	Employment Agreement dated July 1, 2015 between OrangeHook and James Mandel. (15)
10.25*	Employment Agreement dated February 2, 2015 between OrangeHook and David Carlson. (15)
10.26*	Employment Agreement dated April 23, 2014 between OrangeHook and Robert F. Riess. (15)
10.27*	Amended and Restated Employment Agreement dated March 15, 2016 by and among LifeMed ID, Inc., OrangeHook, Inc. and David Batchelor. (15)
10.28*	Amendment No. 1 to Employment Agreement dated May 31, 2016 by and among LifeMed ID, Inc., OrangeHook, Inc. and David Batchelor. (15)
10.29*	Registration Rights and Put Option Agreement entered into as of March 23, 2016 between OrangeHook, Inc. and David Batchelor. (15)
10.30*	Amendment to Registration Rights and Put Option Agreement dated May 31, 2016 between OrangeHook, Inc. and David Batchelor. (15)
10.31*	Nonqualified Stock Option Agreement, dated May 31, 2016, between OrangeHook, Inc. and David Batchelor. (15)
10.32*	Employment Agreement, effective July 1, 2015, between OrangeHook, Inc. and Jeffrey Hattara.(15)
10.33*	Employment Agreement, effective October 21, 2016, between OrangeHook, Inc. and Colleen Davenport. (15)
10.34*	Amendment No. 1 to Employment Agreement, dated November 29, 2016, between OrangeHook, Inc. and Colleen Davenport. (15)
10.35*	Employment Agreement, effective December 1, 2016, between Nuvel Holdings, Inc. and Richard Resnick. (15)
10.36*	Employment Agreement, effective November 9, 2016, between OrangeHook, Inc. and Robert Philbin. (15)
10.37	Commercial Lease, dated October 1, 2015, between Milwhe Properties, LLC and Salamander. (15)
10.38	Commercial Lease, dated October 1, 2015, between OrangeHook and Norway, LLC. (15)
10.39	Commercial Lease, dated December 1, 2015, between OrangeHook and Norway, LLC. (15)
10.40	Sublease Agreement, dated December 15, 2014, between OrangeHook and Manada Technologies, Inc. (15)
10.41	Office Building Lease, dated March 7, 2016, between BEP Roseville Investors LLC and OrangeHook, Inc. (15)
10.42	Lease Agreement, dated May 6, 2010, between Stonemill Business Park, L.L.C. and Agilivant, LLC, as assignee. (15)
10.43	Restatement of and First Amendment to Lease between Stonemill Business Park, LLC and Agilivant, LLC, dated September 25, 2013. (15)
10.44	Business Partnership Agreement, dated March 10, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(14) (16)
10.45	Amendment 2 to Business Partner Agreement MA-13-000677, dated September 1, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(14) (15)

Exhibit Number	Description

10.46	Commercial Promissory Note, dated July 26, 2016, issued by OrangeHook to MEZ Capital, LLC. (15)
10.47	Letter Agreement re: Satisfaction of Obligations Owed to LifeMed ID, Inc., dated November 2, 2016, between OrangeHook, Inc. and David Batchelor. (15)
10.48*	Restricted Stock Agreement, dated December 1, 2016, between Nuvel and Richard Resnick. (15)
10.49	Security Agreement between Nuvel, Inc. and Paragon Capital Offshore LP, dated December 30, 2011. (7)
10.50	Form of Guaranty of Nuvel Holdings, Inc. for the Paragon Note, dated December 30, 2011. (7)
10.51	Form of Lockup Agreement between certain shareholders and Nuvel Holdings, Inc., dated December 30, 2011.(7)
10.52*	Form of Nuvel Holdings, Inc. Employment Agreement.(7)
10.53	Form of Nuvel Holdings, Inc. Proprietary Information and Inventions Agreement.(7)
10.54	Assignment and Assumption Agreement between Nuvel Holdings, Inc. and Sahej Holdings, Inc., dated February 1, 2012.(7)
10.55	Third Amendment to the Subscription Agreement between Nuvel Holdings, Inc. and the investor named therein, dated December 30, 2011.(1)
10.56	Subscription Agreement between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated November 21, 2012.(8)
10.57	Security Agreement between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated November 21, 2012.(8)
10.58	Lockup Agreement between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated November 21, 2012.(8)
10.59	Form of Extension and Amendment Agreement, between Nuvel Holdings, Inc. and Bridge Investors, dated November 16, 2012.(5)
10.60	First Amendment to Subscription Agreement, between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated April 8, 2014.(5)
10.61	First Amendment to Secured Convertible Promissory Notes, among Nuvel Holdings, Inc., Alpha Capital Anstalt and Chi Squared Capital Inc., dated April 8, 2014.(5)
10.62	First Amendment to Security Agreement, between Nuvel Holdings, Inc. and Alpha Capital Anstalt, dated April 8, 2014.(5)
10.63	Note Waiver and Amendment Agreement, dated May 5, 2014.(5)
10.64	New Bridge Agreement, dated May 5, 2014.(9)
10.65	Contractor Agreement, dated March 11, 2014, between Nuvel Holdings, Inc. and Richard Resnick.(11)
10.66	Separation Agreement between Nuvel Holdings Inc. and Jay Elliot.(12)
10.67	ACA Note Conversion Agreement.(13)
10.68	Chi Note Conversion Agreement.(13)
10.69	Settlement Agreement with Apptology.(13)
10.70	Form of Indemnification Agreement for Executive Officers and Directors. (15)
10.71	Form of Indemnification Agreement for James Mandel and Richard Resnick. (15)
10.72*	Nonqualified Stock Option Agreement, dated December 1, 2016, between Nuvel Holdings, Inc. and Richard Resnick. (15)
10.73	OrangeHook, Inc. 2016 Equity Incentive Plan. (17)
10.74	Amendment 1 to Business Partner Agreement MA-13-000677, dated August 19, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(14)
10.75	AGL System Rights Agreement, dated April 19, 2016, between Agilivant, LLC, Corporate Resources Australia Limited, and WAIV International Pty Ltd. (14)
10.76	Lender Agreement, dated December 6, 2016, between OrangeHook, Inc. and Richard Bernstein.(20)

Exhibit Number	Description

10.77	Lender Agreement, dated January 19, 2017, between OrangeHook, Inc. and Richard Bernstein.(20)
10.78	Amendment to Lender Agreement, dated January 25, 2017, between OrangeHook, Inc. and Richard Bernstein.(20)
10.79	Modification of Commercial Promissory Note, dated December 23, 2016, between OrangeHook, Inc. and MEZ Capital, LLC.(20)
10.80	Participation and Repayment Priority Agreement, dated March 31, 2017, between OrangeHook, Inc., James L. Mandel, Donald M. Miller, Whitney E. Peyton, Jeffrey J. Hattara and Thomas Hudson.(20)
14.1	Code of Ethical Business Conduct for Senior Financials Officers(18)
21.1	Significant Subsidiaries of OrangeHook, Inc.(20)
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)(20)
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)(20)
31.3	Certification of principal executive officer
31.4	Certification of principal financial officer
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)
101	OrangeHook, Inc.'s audited consolidated financial statements for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL)

*	Management compensatory plan or arrangement.
(1)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 13, 2012.
(2)	Included as an exhibit to the Current Report on Form 8-K, filed on July 8, 2016.
(3)	Included as an exhibit to the Current Report on Form 8-K, filed on October 14, 2016.
(4)	Included as an exhibit to the Registration Statement on Form S-1, filed on November 5, 2010.
(5)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on November 25, 2014.
(6)	Included as an exhibit to the Current Report on Form 8-K, filed on August 20, 2012.
(7)	Included as an exhibit to Amendment No. 2 to the Current Report on Form 8-K/A, filed on March 19, 2012.
(8)	Included as an exhibit to the Current Report on Form 8-K, filed on November 28, 2012.
(9)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2014, filed on June 23, 2015.
(10)	Included as an exhibit to the Current Report on Form 8-K, filed on January 6, 2012.
(11)	Included as an exhibit to the Current Report on Form 8-K, filed on February 27, 2015.
(12)	Included as an exhibit to the Current Report on Form 8-K, filed on August 4, 2015.
(13)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 5, 2016.
(14)
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Securities and Exchange Commission.

(15)	Included as an exhibit to the Current Report on Form 8-K, filed on December 5, 2016.
(16)	Included as an exhibit to the Current Report on Form 8-K, filed on April 11, 2017.
(17)	Included as an exhibit to the Current Report on Form 8-K, filed on January 3, 2017.
(18)	Included as an exhibit to the Current Report on Form 8-K, filed on March 7, 2017.
(19)	Included as an exhibit to the Current Report on Form 8-K, filed on January 25, 2017.
(20)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 17, 2017.