Form 10-Q
period 2017-03-31
ORANGEHOOK, INC.
filed 2017-05-15
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ________ to ________

Commission file number 0-54249

___________________________________________________________

____________________________________________________________

OrangeHook, Inc.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-1230588 (I.R.S. Employer Identification No.)

319 Barry Ave South, Suite 300, Wayzata, MN
(Address of principal executive offices)

55391
(Zip Code)

 (442) 500-4665
(Registrant's telephone number, including area code)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

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

Shares of common stock outstanding at April 30, 2017:  6,686,706

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – Unaudited

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)

	As of	As of
	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash	$188	$159
Accounts receivable	240	132
Inventory	20	21
Prepaid expenses	361	294
Other current assets	126	-
Total current assets	935	606

Furniture, equipment and leasehold improvements, net	425	455

Intangible assets, net of amortization	15,391	16,272
Goodwill	12,302	12,302
Other assets	84	134
	27,777	28,708
Total assets	$29,137	$29,769

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)
	As of	As of
	March 31, 2017	December 31, 2016
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,023	$3,754
Accrued compensation	1,008	719
Accrued dividends	1,425	1,113
Accrued Interest	815	624
Other accrued expenses	1,654	1,622
Current portion of capital lease obligation	117	119
Current portion of deferred revenue	1,687	1,143
Line of credit	550	350
Current portion of notes payable to directors, net of discount	2,758	2,793
Current portion of convertible debentures, net of discount	3,383	3,352
Other current debt	1,867	1,346
Total current liabilities	$19,287	$16,935

Long-term liabilities
Capital lease obligation, less current portion	$148	$171
Deferred revenue, less current portion	2,113	2,602
Put option obligations	1,886	1,886
Installment payable to related party, less current portion	364	546
Contingent consideration	967	967
Other long-term liabilities	224	158
Notes payable to directors, net, less current portion	1,003	-
Notes payable, less current portion	100	-
Total liabilities	$26,092	$23,265
Commitments and contingencies
Stockholders' equity
OH-2 cumulative convertible redeemable preferred stock;
authorized 11,000 and 11,000 shares; 10,793 and 10,093 shares issued
and outstanding; liquidation preference of $12,219 and $11,206	-	-
Series A cumulative preferred stock;
authorized 9,000 and 9,000 shares; 0 and 0 shares issued
and outstanding;	-	-
Series B cumulative preferred stock;
authorized 200,000 and 200,000 shares; 20,000 and 20,000 shares issued
and outstanding; liquidation preference of $139 and $137	-	-
Series C cumulative preferred stock;
authorized 500,000 and 500,000 shares; 371,052 and 371,052 shares issued
and outstanding; liquidation preference of $2,602 and $2,575	-	-
Series D cumulative preferred stock;
authorized 2,000,000 and 2,000,000 shares; 0 and 0 shares issued
and outstanding	-	-
Common stock - Voting; $0.001 par value; authorized 100,000,000 shares; 6,838,084 and 6,838,084 shares issued as of March 31, 2017 and
December 31, 2016, respectively; 6,686,706 and 6,686,706 shares
outstanding as of March 31, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	22,905	22,143
Accumulated deficit	(20,209)	(16,038)
Total stockholders' equity	2,703	6,112
Noncontrolling interest	342	392
	3,045	6,504
Total liabilities and stockholders' equity	$29,137	$29,769

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)
(unaudited)
	Three Months Ended March 31,
	2017	2016

Revenues	$529	$240

Cost of sales (exclusive of depreciation and amortization)	205	61

Gross margin	324	179

Operating expenses:
Product development	641	207
Sales and marketing	191	126
General and administrative	3,056	1,384

Total operating expenses	3,888	1,717

Loss from operations	(3,564)	(1,538)

Other expense:
Interest expense	(345)	(413)

Loss before income taxes	(3,909)	(1,951)

Income tax expense	-	-

Net loss before non-controlling interest in subsidiary	(3,909)	(1,951)

Non-controlling interest in subsidiary	(50)	(30)

Net loss	(3,859)	(1,921)

Preferred stock dividends	(312)	(191)

Net loss attributable to common stockholders	$(4,171)	$(2,112)

Loss per common share- basic and diluted	$(0.62)	$(0.59)

Weighted average common shares outstanding- basic and diluted	6,686,706	3,576,292

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(3,859)	$(1,921)
Adjustments to reconcile net loss to net cash from
operating activities:
Stock-based compensation	114	4
Stock and options issued for services	3	-
Warrants granted to director	3	-
Amortization of cash conversion feature and warrants on convertible debentures	24	218
Amortization of original issue discount on notes payable	16	-
Amortization of debt issuance costs	7	46
Non-controlling interest in subsidiary	(50)	(30)
Depreciation and amortization	914	64
Interest earned on due from receivables	-	(62)
Changes in operating assets and liabilities:
Accounts receivable	(108)	53
Inventory	1	1
Other current assets	(56)	8
Accounts payable	269	409
Accrued expenses	358	248
Deferred revenue	55	(1)
Net cash flows used for operating activities	(2,309)	(963)
Cash flows from investing activities
Advances to Agilivant, LLC	-	(134)
Advances to Nuvel Holdings, Inc.	-	(95)
Purchase of Agilivant, LLC member units for stock, net of cash received of $9	-	9
Purchases of LifeMed ID, Inc. preferred and common stock	-	(1,310)
Purchases of fixed assets	(3)	(11)
Net cash flows used for investing activities	(3)	(1,541)
Cash flows from financing activities
Proceeds from director loans	1,050	1,295
Proceeds from sale of preferred stock, net of fees	631	624
Proceeds from note payable	100	-
Proceeds from other debt	1,325	450
Debt issuance costs	(37)	-
Borrowings on line of credit	550	-
Payments on line of credit	(350)	-
Payments on director loans	(35)	-
Payments on other debt	(868)	-
Payments of capital lease obligations	(25)	-
Net cash flows provided by financing activities	2,341	2,369
Net increase (decrease) in cash	29	(135)
Cash
Beginning of period	159	282
End of period	$188	$147

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Supplemental disclosure of cashflow information:
Interest paid	$69	$-
Income taxes paid	-	-

Supplemental disclosure of noncash financing activities:
Financing fees accrued for issuance of warrants	$3	$-
Common stock issued for acquisition of Agilivant, LLC	-	897
Original issue discount for warrants	12	-
Accrued dividends on preferred stock	312	191

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

1.     Overview and Basis of Presentation

By way of background, OrangeHook, Inc., a Minnesota corporation ("OrangeHook MN"), was formed on October 17, 2014, to acquire select software applications and technology that service consumer, healthcare, and governmental organizations.  On December 1, 2016, OrangeHook MN was acquired by Nuvel Holdings, Inc., a Florida corporation ("Nuvel Holdings"), under an Agreement and Plan of Merger dated July 1, 2016, as amended by Amendment No. 1 dated October 14, 2016 (as amended, the "Merger Agreement"), between Nuvel Holdings, OH Acquisition Corp, a Minnesota corporation and wholly-owned subsidiary of Nuvel Holdings ("Merger Sub"), and OrangeHook MN. Under the terms of the Merger Agreement, Merger Sub merged with and into OrangeHook MN, with OrangeHook MN remaining as the surviving corporation and a wholly-owned subsidiary of Nuvel Holdings (the "Merger"). Although Nuvel Holdings was the legal acquirer due to the reverse triangular merger structure of the Merger, because OrangeHook MN shareholders received as merger consideration shares of Nuvel Holdings capital stock representing a substantial majority of the voting rights of Nuvel Holdings, OrangeHook MN was the acquirer for accounting purposes in the Merger. Subsequent to the Merger, Nuvel Holdings also adopted the name OrangeHook, Inc.("OrangeHook").

The accompanying consolidated financial statements include those of OrangeHook, as well as those of its subsidiaries, Salamander Technologies, LLC ("Salamander"), Agilivant, LLC ("Agilivant"), LifeMed ID, Inc. ("LifeMed") and Nuvel, Inc. ("Nuvel").

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by OrangeHook, Inc. ("we", "our", "us", the "Company", or "OrangeHook") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2016 Annual Report on Form 10-K and 10-K/A filed with the SEC.

The interim consolidated financial statements presented herein as of March 31, 2017, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

We are required to make estimates and assumptions about future events in preparing consolidated financial statements in conformity with GAAP.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses at the date of the unaudited consolidated financial statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events are made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited consolidated financial statements.

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K and 10-K/A. There have been no material changes to these policies for the quarter ended March 31, 2017.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Liquidity and Going Concern

The Company has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $20,209 and a working capital deficiency of $18,352 as of March 31, 2017.  The Company requires additional working capital to fund operations.  We are currently executing on growth initiatives at each of our subsidiaries with the intent to generate additional revenues and achieve meaningful profitability. However, we cannot currently predict the timing of when these improvements in operating results may occur.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Since inception, the Company has met its liquidity requirements principally through the issuance of debt, including related-party debt, and the sale of its equity. Our ability to continue operations and to pay obligations when they become due is contingent upon the Company obtaining additional financing.

On April 12, 2017, management successfully concluded negotiations with a third party for a committed financing agreement that calls for the third party to provide or place debt and/or equity financing in an amount up to $10 million over the next twelve months. In addition, the Company is in active negotiations with other third parties which could provide additional financing for an amount up to $10 million.

Additionally, although still in the early stages of commercialization, the Company has executed contracts with various partners that management believes will result in future revenue and cash flow from operations within the next twelve months.

There are no assurances that the Company will be able to raise capital on acceptable terms to us or at all, or that cash flows generated from operations will be sufficient to meet current operating costs and required debt service. If  the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth initiatives, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.     Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, "Interests Held Through Related Parties That Are Under Common Control", which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (VIE) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party's interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change.  The standard is effective January 1, 2017 with retrospective application to January 1, 2016. We do not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors. As a result, this ASU did not have a material impact on our consolidated results of operations and financial condition.

During May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. During August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We may elect to apply the guidance earlier, but no earlier than fiscal years beginning after December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently assessing the effect that ASU Nos. 2014-09 and 2015-14 will have on our consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-2, "Leases", under which lessees will recognize most leases on-balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018, and for private entities for annual reporting periods beginning after December 31, 2019.  We will begin the process of determining the impact this ASU will have on our consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting", which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  The Company is evaluating the impact the adoption of this ASU will have on the consolidated results of operations and financial condition.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

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

4.     Merger and Acquisitions

Merger with Nuvel Holdings, Inc. ("Nuvel Holdings")

On December 1, 2016, Nuvel Holdings, Inc. acquired OrangeHook, Inc., a Minnesota corporation ("OrangeHook MN"), as the result of a reverse triangular merger, in which OH Acquisition Corp, a Minnesota corporation and wholly-owned subsidiary of the Nuvel Holdings, merged with and into OrangeHook MN, with OrangeHook MN remaining as the surviving corporation and a wholly-owned subsidiary of Nuvel Holdings (the "Merger"). OrangeHook MN shareholders received as merger consideration shares of Nuvel Holdings' capital stock representing a substantial majority of the voting and financial rights of the Company. As a result, OrangeHook MN was the acquirer for accounting and financial reporting purposes.

In December 2016, the Company allocated the purchase price, which was calculated based on the issuance of 458,591 shares of common stock at a value of $3.61 per share, based on the fair value of the assets acquired and liabilities assumed. In addition, included in the allocation below, is a contingent consideration liability which represents the fair value of additional consideration due to holders of pre-merger Nuvel Holdings common stock based on the likelihood of achieving certain revenue results. This contingent consideration is payable in 357,143 shares of common stock, which was valued at $3.61 per share, net of a 25% discount. The evaluation of our common stock requires the Company to make assumptions about future cash flows of the Company that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. We engaged an independent specialist to assist us in evaluating the fair value of our common stock and we ultimately concluded on the fair value of our common stock.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

A summary of the assets acquired and liabilities assumed as of the closing date is as follows:

Current assets	$16
Intangible asset - software technology	5,824
Goodwill	2,616
Current liabilites	(1,529)
Deferred tax liability	(2,122)
Assumed obligations to OrangeHook, Inc.	(1,562)
Assumed debt	(620)
Contingent consideration	(967)
Value of net assets acquired	$1,656

As shown in the table above, the allocation of the purchase price created an intangible asset of $5,824, which is being amortized for financial reporting purposes over its estimated useful life.

Acquisition of LifeMed ID, Inc. ("LifeMed")
LifeMed ID, Inc.,  a California corporation, offers a suite of software solutions that overlays with existing systems and equipment which automates patient identity validation, record matching, insurance and payment requirements and access to information.

Through March 31, 2016, OrangeHook MN's investment in LifeMed was carried on a cost basis. Based on OrangeHook MN's acquisition of additional shares of LifeMed common stock on March 31, 2016, OrangeHook MN's ownership percentage totaled 24%. As a result, OrangeHook MN began to account for this investment using the equity method of accounting as of April 1, 2016. OrangeHook MN adopted the guidance of ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting during the first quarter of 2016 and has applied the equity method for its investment in LifeMed prospectively from April 1, 2016, until acquisition date of July 20, 2016.  For this period, OrangeHook MN recorded a loss representing its proportionate share of the net loss incurred by LifeMed of $438. The amount invested of $4,425 was reported as Investment in LifeMed in the accompanying consolidated balance sheet as of December 31, 2015. Based on the number of shares of these securities that were held, on an as-converted basis, OrangeHook MN had an effective ownership position of 24% and 17%, as of July 20, 2016, and December 31, 2015, respectively.

At July 19, 2016, prior to the acquisition, OrangeHook MN owned a total of 1,750,000 shares of LifeMed Series B Convertible Preferred Stock at a price of $2.00 per share. Dividends, when declared by the issuer's board of directors, were payable at a rate of $0.10 per share, or 5% per year. The dividends were not cumulative. The shares had a preference in liquidation equal to $2.00 per share. The stock was convertible into an equivalent number of shares of common stock and had voting rights on an as-converted basis. In addition, OrangeHook MN owned a total of 1,640,000 shares of LifeMed common stock at a price of $2.00 per share, which included 80,000 shares acquired from David Batchelor, a member of its Board of Directors and the current CEO of LifeMed.

On July 20, 2016, OrangeHook MN completed a stock-for-stock exchange with LifeMed and acquired the remaining 76% of the outstanding shares of LifeMed in exchange for 1,454,261 shares of OrangeHook MN's common stock with an implied value of $3.18 per share and an aggregate value of $4,625. OrangeHook MN currently owns 100% of LifeMed, although we have recorded $196 due to one dissenting shareholder with whom we are currently in litigation.  Inclusion of this amount in our consolidated financial statements is not an admission of liability but rather an accrual for accounting purposes only.

As of December 31, 2015, OrangeHook MN had made non-interest bearing advances to LifeMed totaling $1,045, which are included in Due from LifeMed in the accompanying consolidated balance sheets. During 2016, through July 20, OrangeHook MN made additional non-interest bearing advances totaling $1,358. The advances were due on demand but were classified as a long-term asset in the consolidated balance sheets since the advances were applied as part of the acquisition transaction that closed on July 20, 2016.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Amounts related to the investment held and advances made as of the acquisition date of July 20, 2016 have been included in purchase consideration in the preliminary estimate of the fair value of the assets acquired and liabilities as shown in the table below. In July 2016, OrangeHook MN allocated the purchase price, which was calculated based on the number of shares of common stock issued at a value of $3.18 per share, based on the fair value of assets acquired and liabilities assumed. The evaluation of the OrangeHook MN's common stock requires OrangeHook MN to make assumptions about future cash flows of OrangeHook MN that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. We engaged an independent specialist to assist us in evaluating the fair value of our common stock and we ultimately concluded on the fair value of our common stock.

A summary of the assets acquired and liabilities assumed are as follows:

Current assets	$206
Property and Equipment	21
Other Assets	108
Intangible assets:
Marketing asset portfolio	350
Software technology	4,600
Customer relationships	3,960
Goodwill	4,960
Cash paid prior to merger	(6,376)
Due to dissenter	(196)
Assumed obligation to OrangeHook, Inc.	(1,358)
Current liabilites	(1,549)
Assumed debt	(103)
Value of net assets acquired	$4,623

5.     Furniture, equipment and leasehold improvements, net:
Furniture, equipment and leasehold improvements, net consisted of the following:

	March 31, 2017	December 31, 2016

Furniture and equipment	$115	$129
Furniture and equipment acquired under capital lease	247	247
Computer software	68	51
Leasehold improvements	104	104
	534	531
Less accumulated depreciation and amortization	(109)	(76)
Furniture, equipment and leasehold improvements	$425	$455
Depreciation and amortization expense was $33 and $10 for the three months ended March 31, 2017 and 2016, respectively.
6.     Goodwill and Intangible Assets
Goodwill as of March 31, 2017 and December 31, 2016, by reportable segment consists of the following:

	Corporate	Salamander	Agilivant	LifeMed	Total

Balances as of December 31, 2016	$2,616	$1,567	$3,159	$4,960	$12,302
Changes	-	-	-	-	-
Balances as of March 31, 2017	$2,616	$1,567	$3,159	$4,960	$12,302

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Intangible assets as of March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017
		Accumulated			Estimated Useful
	Cost	Amortization	Impairment	Net	Life (in years)

Definite-life intangibles
Trademarks, patents and
marketing asset portfolio	$564	$(49)	$-	$515	5 - 10
Tradenames	891	(134)	-	757	10
Software technology	12,024	(1,350)	-	10,674	5
Customer relationships	4,005	(560)	-	3,445	5
Total intangible assets	$17,484	$(2,093)	$-	$15,391

	December 31, 2016
		Accumulated			Estimated Useful
	Cost	Amortization	Impairment	Net	Life (in years)

Definite-life intangibles
Trademarks, patents and
marketing asset portfolio	$564	$(34)	$-	$530	5-10
Tradenames	891	(111)	-	780	10
Software technology	12,024	(706)	-	11,318	5
Customer relationships	4,005	(361)	-	3,644	5
Total intangible assets	$17,484	$(1,212)	$-	$16,272

Total amortization expense related to intangible assets was $709 and $54 for the three months ended March 31, 2017 and 2016, respectively. There were no impairment charges during the three months ended March 31, 2017 and 2016, with respect to goodwill and intangible assets.

The estimated future amortization expense for intangible assets during the remainder of 2017, the subsequent four years and thereafter is as follows:

Remainder of 2017	$2,515
2018	3,354
2019	3,354
2020	3,354
2021	2,242
Thereafter	572

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.     Fair Value Measurement
We measure certain financial assets and liabilities at fair value.  In accordance with ASC 820-10-30, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10-35 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets.
•
Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

•	Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

	Fair Value as of March 31, 2017				Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent consideration	$-	$-	$967	$967	$-	$-	$967	$967
Put option agreements	-	-	1,886	1,886	-	-	1,886	1,886
Installment payable to related party	-	-	546	546	-	-	546	546
	$-	$-	$3,399	$3,399	$-	$-	$3,399	$3,399

A reconciliation of the beginning and ending balances for the Level 3 measurement are as follows:

Balances as of December 31, 2016	$3,399
Additions	-
Payments	-
Balances as of March 31, 2017	$3,399

Contingent Consideration
In December 2016, we recorded a contingent consideration liability of $967, in the form of an earn-out payment of shares of common stock, related to our merger with Nuvel Holdings (see Note 4). The contingent consideration is based on achieving certain revenue results and is payable in shares of common stock. The fair value of the liability was estimated using a weighted probability approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future revenues during the earn-out period related to the assets acquired and appropriately weighting the uncertainties associated with the obligation. The assumptions used in preparing the analyses included estimates of the amount and timing of revenues. Through March 31, 2017, no shares were earned.

Installment Payable to Related Party
Under an agreement with Rene Babi, Agilivant's founder and former Executive Chairman, OrangeHook MN has agreed to distribute 151,378 shares of our common stock over a three-year period, beginning annually on April 10, 2017. As of March 31, 2017 and December 31, 2016, we recorded an installment payable to related party of $546 for the outstanding shares of 151,378 at fair value per share of $3.61. At March 31, 2017, consistent with the distribution schedule, $182 is recorded as a current liability in other accrued expenses in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Put Option Agreements
Batchelor Put Option Obligation
In March 2016, OrangeHook MN entered into a Registration Rights and Put Agreement, a related party transaction with David Batchelor, the founder and CEO of LifeMed which allows him to require us to repurchase, as amended, 110,714 shares of his common stock. OrangeHook MN is required to repurchase the shares at $14 per share up to a maximum of $1,550.  In 2016, in accordance with the contract, Mr. Batchelor requested that OrangeHook MN purchase a total of 114,778 shares of his common stock at a price of $14 per share, an aggregate purchase price of $1,607, of which $1,550 will be repurchased in accordance with the agreement. The Company is temporarily relieved from fulfilling its obligation under this agreement until certain settlement provisions and statutory considerations are met.  The balance of the put obligation due to Mr. Batchelor of $1,550 is included in put option obligations in the consolidated balance sheets as of both March 31, 2017 and December 31, 2016.

Babi Put Option Obligation
In 2016, OrangeHook MN also agreed to purchase 1,000 shares per month of OrangeHook MN's common stock owned by Rene Babi, Agilivant's founder and former Executive Chairman, at a price of $14.00 per share for a period of 24 months beginning in January 2017. The Company is temporarily relieved from fulfilling its obligation to repurchase under the agreement until certain settlement provisions and statutory considerations are met. The balance of the put obligation due to Mr. Babi of $336 is included in put option obligations in the consolidated balance sheets as of both March 31, 2017 and December 31, 2016.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

8.     Debt
Total debt as of March 31, 2017 and December 31, 2016 consists of the following:
	March 31, 2017	December 31, 2016

Line of credit	$550	$350
Notes payable to directors, gross	3,808	2,793
Convertible debentures, gross	3,443	3,428
Other debt	1,967	1,361
	9,768	7,932

Less: unamortized portion of original issue discount	(64)	(77)
Less: unamortized portion of debt issuance costs	(43)	(14)
Total debt, net of debt issuance costs andoriginal issue discount	9,661	7,841

Less: current portion	(8,558)	(7,841)
Long-term debt, net of debt issuance costs and original issue discount	$1,103	$-
Line of credit
On March 30, 2016, OrangeHook MN entered into an unsecured revolving line of credit with a bank which provided for borrowings up to $350. The line of credit is for general working capital purposes and borrowings are subject to an interest charge of 4.5% per annum. Amounts borrowed under this line of credit have been personally guaranteed by four of the Company's directors. This revolving line of credit originally was set to expire on December 31, 2016 but on February 8, 2017, was extended to January 30, 2018 and the line of credit was increased by $200 to $550. The increase is secured by cash collateral provided by the Company's Chairman of the Board who received three-year warrants to purchase up to 28,000 shares of common stock at an exercise price of $10.00 per share as consideration. The fair value of the stock warrant, which was expensed during the period, was determined to be $3, which represents the estimated present value at grant date using the Black-Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.5%
Expected volatility	36.1%
Dividend yield	0.0%
Expected option life (years)	3

The balance outstanding under this line of credit was $550 and $350 as of March 31, 2017 and December 31, 2016, respectively.

Interest related amounts are listed below:

	Three Months Ended March 31,
	2017	2016

Contractual interest expense	$6	$-
Interest paid	6	-

Notes Payable to Directors
Since inception, the Company has received interest-bearing advances from various directors and their affiliates, as related parties. During the three months ended March 31, 2017, we received interest-bearing advances from one director of $1,050 and made payments to another director of $35. The proceeds of $1,050 were part of the senior notes authorized and issued on March 31, 2017, as described below under 2017 Debt Participation Program. The maturity dates of these are generally less than twelve months; however, $1,050 of the notes payable issued during the three months ended March 31, 2017 has an initial term of two years, maturing on March 31, 2019. Original issuance discount and debt issuance costs are being amortized over the term of the notes and amortization expense is recorded in interest expense in the accompanying consolidated statements of operations.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2017	December 31, 2016

Face amount of notes payable to directors	$3,808	$2,793
Unamortized original issue discount	(11)	-
Unamortized debt issuance costs	(36)	-
	3,761	2,793
Less: current portion	2,758	2,793
Notes payable to directors, net, less current portion	$1,003	$-
Notes payable accrue interest at a range of 5% to 10% per annum.  Interest related amounts are listed below:

	Three Months Ended March 31,
	2017	2016

Contractual interest expense	$54	$50
Amortization of original issue discounts	-	62
Interest paid	8	12

As of March 31, 2017 and December 31, 2016, there was $87 and $42, respectively, of accrued and unpaid interest on notes payable to directors.

Convertible Debentures
Convertible debentures as of March 31, 2017 and December 31, 2016, which includes convertible notes assumed in the Merger of $15, consist of the following:

	March 31, 2017	December 31, 2016

Face amount of debentures	$3,443	$3,443
Unamortized original issue discount	(53)	(77)
Unamortized debt issuance costs	(7)	(14)
	3,383	3,352
Less: current portion	3,383	3,352
Convertible debentures, net	$-	$-

Interest related amounts are listed below:

	Three Months Ended March 31,
	2017	2016

Contractual interest expense	$85	$76
Amortization of original issuance discount	24	103
Amortization of debt issuance costs	7	46
Interest paid	-	-

Convertible debentures accrue interest at an annual rate of 10%, except for the assumed convertible notes of $15, which accrues interest at the default rate of 18% per annum. As of March 31, 2017 and December 31, 2016, there was $247 and $163, respectively, of accrued and unpaid interest on convertible notes.

Certain of the Company's directors provided joint and several personal guaranties to certain lenders. Convertible debentures subject to these guaranties as of March 31, 2017 and December 31, 2016 is $2,455 and $2,455, respectively.

The outstanding balance of convertible debentures includes $1,193 from board members, officers and their affiliates, as related parties, as of both March 31, 2017 and December 31, 2016. Interest expense related to these amounts of $29 and $29 was recorded for the three months ended March 31, 2017 and 2016, respectively. Accrued interest payable on these amounts were $90 and $61 as of March 31, 2017 and December 31, 2016, respectively.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Other Debt
Other debt as of March 31, 2017 and December 31, 2016 consists of the following:

	March 31, 2017	December 31, 2016

Notes payable	$1,541	$950
Assumed notes payable	347	347
Insurance premium financing contracts	79	49
	1,967	1,346
Less: current portion	(1,867)	(1,346)
Notes payable, less current portion	$100	$-

Interest related amounts are listed below:

	Three Months Ended March 31,
	2017	2016

Contractual interest expense	$109	$4
Amortization of original issue discount	16	53
Interest paid	55	2

To meet our short-term liquidity needs, we received multiple unsecured short-term loans from various lenders. During the three months ended March 31, 2017, we received unsecured, short-term loans of $1,340 and made principal payments of $850. These short-term borrowings during the three months ended March 31, 2017, generally had maturities of less than 1 month.

On January 19, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $300. Interest accrued at a rate of 20 basis points or $0.6 per day. On March 2, 2017, this lender provided an additional amount of $300 under the same terms as the previous loan. Both amounts were due no later than March 17, 2017. On March 15, 2017, OrangeHook MN repaid $600 principal and $42 of accrued interest.

On February 17, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $75. The loan is non-interest bearing and is due on demand.

On February 23, 2017, OrangeHook MN entered into a short-term debt agreement with two parties totaling $250. On March 1, 2017, OrangeHook MN repaid this note together with accrued interest of $10.

On February 24, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $165 with a due date of March 24, 2017. Net proceeds of $147 were received representing the principal amount less an original issue discount of $15 and fees of $3. Interest of a fixed amount of $5 is due at maturity. In connection with this transaction, for a fee of $4 plus interest of $11, OrangeHook MN extended, to March 25, 2017,  an outstanding loan of $500, from the same lender, which was originally issued in July 2016. On March 24, 2017, OrangeHook MN exercised an extension for both loans through April 15, 2017, in exchange for a fee of $5 plus additional interest of $13, and an additional extension was executed subsequent to March 31, 2017 as described in Note 18 "Subsequent Events."  These loans are personally guaranteed by our Chief Executive Officer, a director and one shareholder.

On March 31, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $250. Interest accrues at a rate of 20 basis points, or $0.5 per day and is due no later than May 29, 2017. An additional amount was borrowed subsequent to March 31, 2017 as described noted in Note 18 "Subsequent Events."

Included in notes payable is $350 of short-term notes payable from one officer, a related party. There were no payments made on these notes and $350 was outstanding as of March 31, 2017 and December 31, 2017.

As of March 31, 2017 and December 31, 2016, there was $72 and $32, respectively, of accrued and unpaid interest on notes payable.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Financing contracts
We finance certain of our contracts for insurance premiums. The contracts are generally for one year of coverage and include interest at rates of 6.7% and 11.0%. We made payments of $18 during the three months ended March 31, 2017. The balance of these contracts was $77 and $49 as of March 31, 2017 and December 31, 2016.

2017 Debt Participation Program
On March 31, 2017, the Board of Directors authorized the issuance of up to $7,000 of senior notes pursuant to the terms of a participation and payment priority agreement. Terms of the senior notes include interest of 10% per annum, payable quarterly, unless negotiated otherwise, with a maturity date of two years from the issue date. In addition, lenders receive an up-front participation fee equal to 3.5% of the amount of the note and three-year warrants equal to 14% of the amount of the note at an exercise price of $10.00 per share which vest ratably over the term of the note. As of March 31, 2017, OrangeHook has received a total of $1,150 of proceeds under this offering, $1,050 of which have been received from the Company's Chairman of the Board. Warrants to purchase 161,000 shares of common stock were issued in conjunction with the program. The fair value of these stock warrants, which will be amortized as original issue discount over the term of the notes, was determined to be $12, which represents the estimated present value at grant date using the Black-Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.5%
Expected volatility	36.1%
Dividend yield	0.0%
Expected option life (years)	3

9.     Commitments and Contingencies

We lease office space for our corporate offices and for each of our subsidiaries, through noncancelable operating leases. Rent expense, which includes charges for common area and maintenance expenses, for the three months ended March 31, 2017 and 2016 was $178 and $79, respectively.

Unasserted Claims
In the ordinary course of business the Company could be subject to liability claims related to employees or the services it provides. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company's financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

10.     Preferred Stock

During the three months ended March 31, 2017, we issued 700 units of OH-2 preferred stock in exchange for proceeds of $700 and net of financing fees of $69. Attached to the units of preferred stock were seven-year warrants to purchase up to 50,050 shares of common stock at a price of $7.00 per share.

Preferred stock dividends, related to OH-2 preferred stock of $312 and $191 were recorded for the three months ended March 31, 2017 and 2016, respectively.  Dividends on OH-2 preferred stock are legally obligated regardless of whether they are declared by the Company's Board of Directors.

As of March 31, 2017, there were no Series A Preferred stock issued and outstanding. Cumulative dividends in arrears totaled $3 as of March 31, 2017 and December 31, 2016 and have not been declared by Board of Directors.

As of March 31, 2017, there were 20,000 shares Series B Preferred stock issued and outstanding. Cumulative dividends in arrears totaled $19 and $17 as of March 31, 2017 and December 31, 2016, respectively, and have not been declared by Board of Directors.

As of March 31, 2017, there were 371,052 shares of Series C Preferred issued and outstanding. Cumulative dividends in arrears totaled $287 and $260 as of March 31, 2017 and December 31, 2016, respectively, and have not been declared by the Company's Board of Directors.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

11.     Stock Based Compensation

In August 2016, OrangeHook MN adopted the 2016 Equity Incentive Plan which authorized one million shares of common stock to be used for the granting of incentive awards to employees, directors or consultants. The options allow for the purchase of shares of common stock at prices equal to the fair market value of our common stock on the date of grant. Options granted had a ten-year contractual term and vest over approximately three years.  Forfeited options are available for future issue. The Company issues new stock when non-qualified stock options are exercised.

During the three months ended March 31, 2017, non-qualified stock option activity was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except number of options, exercise price and years)	options	exercise price	value	term (years)

Outstanding as of December 31, 2016	1,379,566	$5.40	$848	8.9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(36,714)	14.00	-	-
Outstanding as of March 31, 2017	1,342,852	$5.17	$848	8.7
Exercisable as of March 31, 2017	666,546	$4.97	$628	8.0
Remaining authorized options available for issue	135,561

Included in the number of non-qualified options shown above are non-qualified stock options issued outside the plan of 478,413 as of both March 31, 2017 and December 31, 2016.

The intrinsic value of a stock award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award.  The fair market value of our common stock is determined by a valuation completed by external third party for options granted during the year. The evaluation of the Company's common stock requires the Company to make assumptions about future cash flows of the Company that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company engaged an independent specialist to assist The Company in evaluating the fair value of the Company's common stock and we ultimately concluded on the fair value of our common stock. At March 31, 2017 and December 31, 2016, the fair value of our common stock was $3.61 per share.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as expense on a straight-line basis over the options' vesting periods. There were no options granted during the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, we recognized non-cash non-qualified stock option compensation expense of $114 and $4, respectively, which is included in general and administrative expenses. As of March 31, 2017, there was a total of $574 in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.2 years.

12.     Stock Warrants

Warrants to purchase shares of the Company's common stock have been issued in connection with issuances of preferred stock (See Note 10), convertible debentures (See Note 8) and for certain other situations. Warrants outstanding and exercisable as of March 31, 2017 are as follows:

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

	Number of			Weighted
	shares			average
	outstanding	Weighted	Aggregate	remaining
	and	average	intrinsic	contractual
(in thousands except number of options, exercise price and years)	vested	exercise price	value	term (years)

Outstanding and exercisable as of December 31, 2016	2,515,800	$7.02	$378	5.2
Granted	239,050	9.37	-	3.8
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding and exercisable as of March 31, 2017	2,754,850	$7.23	$378	5.4

The intrinsic value of a stock award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. The fair market value of our common stock is determined by a valuation completed by external third party for options granted during the year. The evaluation of our common stock requires us to make assumptions about future cash flows of the Company that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company engaged an independent specialist to assist us in evaluating the fair value of our common stock and we ultimately concluded on the fair value of our common stock. At March 31, 2017 and December 31, 2015, the fair value of our common stock was $3.61 per share.

13.     Net loss per share

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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except for share and per share data):

	Three months ended March 31,
	2017	2016
Basic and diluted net loss attributable to common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(4,171)	$(2,112)
Denominator:
Weighted-average common shares outstanding	6,686,706	3,576,292
Basic and diluted net loss per share	$(0.62)	$(0.59)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	Three months ended March 31,
	2017	2016

Restricted stock	-	200,000
Non-qualified stock options	1,342,852	4,069,277
Stock warrants	2,754,850	1,162,354
	4,097,702	5,431,631

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

14.     Income Taxes

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant. If our actual results and updated projections vary significantly from the projections used as a basis for this determination, we may need to increase or decrease the valuation allowance against the gross deferred tax assets. We would adjust our valuation allowance in the period the determination was made. The Company considers projected future taxable income and ongoing tax planning strategies and then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. At March 31, 2017, the Company had available unused federal net operating loss carryforwards of approximately $25,869. The net operating loss carryforwards will expire at various dates from 2025 through 2036. The Company's ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of OrangeHook MN. We have not performed an analysis to determine if an ownership change has occurred. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2017 and December 31, 2016, we did not have any material uncertain tax positions.

15.     Business Segments

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company has three operating segments: (1) Salamander, which includes the results of the business operation within Salamander Technologies, LLC, which provides an asset tagging and tracking software solution used to manage incidents or events, (2) Agilivant, which includes the results of the business operation of Agilivant, LLC, offers a real-time debit-based banking and payment system, (3) LifeMed,  which offers a suite of software solutions that overlays with existing systems and equipment which automates patient identity validation, record matching, insurance and payment requirements and access to information. We reconcile the results of our operating segments to our consolidated results by including the results of our corporate headquarters and centralized functions, which includes corporate expenses (e.g. corporate administrative costs) and interest expense. Segment disclosures are provided to the extent practicable under our accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.  Management continues to evaluate the interoperabiity of our software solutions and related operational framework.

The Salamander segment was created as a result of OrangeHook MN's acquisition of Salamander Technologies, Inc. which occurred on October 1, 2015. The Agilivant segment was created as a result of OrangeHook MN's acquisition of Agilivant, LLC which occurred on February 12, 2016. The LifeMed segment was created as a result of OrangeHook MN's acquisition of LifeMed ID, Inc. which occurred on July 20, 2016.

Segment disclosures are as follows:
(in thousands)

	For the three months ended March 31, 2017
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$407	$4	$118	$-	$529
Loss from operations	(90)	(269)	(1,311)	(1,894)	(3,564)
Net loss	(90)	(227)	(1,325)	(2,217)	(3,859)
Total assets	(50)	1,243	(1,613)	29,557	29,137
Depreciation and amortization	26	59	456	373	914
Capital expenditures	(2)	-	-	(1)	(3)
Interest expense, net of interest income	-	(8)	(14)	(323)	(345)

	For the three months ended March 31, 2016
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$238	$2	$-	$-	$240
Loss from operations	(238)	(152)	-	(1,148)	(1,538)
Net loss	(238)	(137)	-	(1,546)	(1,921)
Total Assets	574	1,569	-	13,011	15,154
Depreciation and amortization	26	32	-	6	64
Capital expenditures	(1)	-	-	(10)	(11)
Interest expense, net of interest income	-	(15)	-	(398)	(413)

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

16.     Proforma Combined Financial Information (unaudited)
The following unaudited supplemental pro forma information presents the financial results as if the acquisitions of Agilivant, LifeMed, and Nuvel had occurred on January 1, 2016 for the three months ended March 31, 2016. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2016, nor are they indicative of any future results.

Three months ended
(in thousands, except for share and per share amounts)	March 31, 2016

Revenue	$390
Loss from operations	$(3,801)
Net loss before non-controlling interest in subsidiary	$(4,244)
Net loss attributable to common stockholders	$(4,392)
Loss per common share - basic and diluted	$(1.18)
Pro forma weighted average common shares outstanding - basic and diluted	3,731,847

17.     Related-Party Transactions

Lease obligations
Our subsidiary LifeMed is obligated under a non-cancellable operating lease with Mr. Batchelor, CEO of LifeMed and his spouse, as owners of the property. Base rent paid to Mr. Batchelor during the three months ended March 31, 2017 and 2016 was $17 and $0, respectively.

OrangeHook subleases office space in Wayzata, Minnesota from a company controlled by family members of the Company's Chief Executive Officer and director under an operating lease dated December 15, 2014. During the three months ended March 31, 2017 and 2016, we paid rent to the related company of $5 and $16, respectively. There was $11 and no amounts accrued at March 31, 2017 and 2016, respectively.

Business Relationship
OrangeHook engaged with a corporation to provide business advisory services of which an individual director and officer of OrangeHook MN is also the Chairman of that corporation. The corporation provides business advisory services which include identifying potential investors, general business development, and other services as required. During the three months ended March 31, 2017 and 2016, we paid the related company $5 and $16, respectively. There was $26 and $1 accrued at March 31, 2017 and 2016, respectively.

18.      Subsequent Events

Subsequent to March 31, 2017 and through May 15, 2017, the date of the filing of this report, the following subsequent events have occurred:

Sales of OH-2 Convertible Preferred Stock
Through May 15, 2017, a total of 220 units of OH-2 Convertible Preferred stock have been sold in exchange for cash proceeds of $220. Attached to the units of preferred stock were warrants to purchase up to 15,730 shares of common stock at a price of $7 per share.

Other Debt
On April 15, 2017, OrangeHook entered into an agreement with a current lender which extended the maturity date on two existing loans with principal balances totaling $665 from April 15, 2017 to May 27, 2017. In consideration for the extension granted by the lender, OrangeHook MN agreed to pay additional loan discount points totaling $33 plus a fixed amount of interest of $52. In addition, OrangeHook MN paid interest accrued to date on these loans of $63. These loans may be extended until June 30, 2017 upon payment by OrangeHook MN of an amount equal to one-half of the interest amount due of $26 on May 27, 2017.

On April 20, 2017, OrangeHook entered into an agreement which amended an existing short-term debt agreement with a lender that provided an additional financing of $100, bringing the total principal balance to $350. Interest accrues at a rate of 20 basis points, or $0.7 per day and is due no later than May 29, 2017. Minimum interest due under the revised agreement is $11 regardless of when the principal balance is paid.

On April 27, 2017, OrangeHook entered into a short-term debt agreement with a lender in the amount of $250, which is due no later than May 4, 2017. At maturity, interest in the amount of $10 will be paid. The Company is currently negotiating an extension with this lender.

On May 11, 2017, OrangeHook entered into a non-interest bearing demand note payable with a director in the amount of $220.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements and information that are based upon beliefs of and information currently available to management as well as estimates and assumptions made by management. When used in the filings the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "may," "will," or the negative variation of these terms and similar expressions as they relate to the Company or management identify forward-looking statements. These statements include those relating to our business strategy, our future results of operations, including our expectations as to expected and potential new sources of revenue or increases in revenue from existing sources, our future gross margins and levels of product development and sales and marketing expenses, our sales and marketing activities, our competitive market position, our product development activities and our financing. They reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to our industry and operations and results of operations, such as our beliefs regarding the operational efficiencies offered by our platform; the competitiveness of our products; the effectiveness of our marketing strategies; the strength and security of our intellectual property; our expectations regarding generation of revenue from current and future business partnerships and other business relationships; our ability to control costs for outside services and other general and administrative expenses; our ability to further develop our products and to leverage their interoperability; the risk that we will need to raise additional capital to fund our operations and such capital may either not be available to us or be available on acceptable terms; the risk that we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may need to reduce and/or cease our operations; the risk that a "going concern" opinion from our auditors could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives on terms acceptable to us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and its portfolio companies included elsewhere in this quarterly report on Form 10-Q, our annual report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2016, our current reports on Form 8-K and our other reports filed with the Securities and Exchange Commission.

Company Overview
By way of background, OrangeHook, Inc., a Minnesota corporation ("OrangeHook MN"), was formed on October 17, 2014, to acquire select software applications and technology that service consumer, healthcare, and governmental organizations. On December 1, 2016, OrangeHook MN was acquired by reverse merger by Nuvel Holdings, Inc., a Florida corporation ("Nuvel Holdings"), under an Agreement and Plan of Merger dated July 1, 2016, as amended by Amendment No. 1 dated October 14, 2016 (as amended, the "Merger Agreement"). The Merger Agreement was between Nuvel Holdings, OH Acquisition Corp, a Minnesota corporation and wholly-owned subsidiary of Nuvel Holdings ("Merger Sub"), and OrangeHook MN. Under the terms of the Merger Agreement, Merger Sub merged with and into OrangeHook MN, with OrangeHook MN remaining as the surviving corporation and a wholly-owned subsidiary of Nuvel Holdings (the "Merger"). Although Nuvel Holdings was the legal acquirer due to the reverse triangular merger structure of the Merger, OrangeHook MN shareholders received as merger consideration shares of Nuvel Holdings capital stock representing a substantial majority of the voting rights of Nuvel Holdings. As a result, OrangeHook MN was the accounting and financial acquirer in the Merger. Subsequent to the Merger, Nuvel Holdings adopted the name OrangeHook, Inc. ("OrangeHook").

During 2015 and 2016, prior to the Merger, OrangeHook MN acquired Salamander Technologies, Inc. (now Salamander Technologies, LLC, "Salamander"), an 82% interest in Agilivant LLC, ("Agilivant") and LifeMed ID, Inc. ("LifeMed"), all of which have entered their revenue generation phase. In addition, OrangeHook MN purchased certain intellectual property and other assets of LifeNexus, Inc. ("LifeNexus"). OrangeHook acquired OrangeHook MN pursuant to the Merger and, consequently, is the ultimate parent entity of Salamander, Agilivant and LifeMed and the ultimate owner of the LifeNexus assets. Following the Merger, OrangeHook continues to own its other operating subsidiary, Nuvel, Inc. The LifeNexus technologies and the technologies offered by Nuvel, Inc. are in the late stages of development, and we expect to commence field trial activity during the current calendar year.

Portfolio Companies

Our four operating portfolio companies, Salamander, Agilivant, LifeMed and Nuvel,  have developed proprietary software applications and services which are unique to the OrangeHook suite of identification solutions. OrangeHook believes that the solutions offered by its portfolio companies have the potential to provide an efficient, cost effective, and comprehensive solution to the issues surrounding correct patient identification, first responder credentialing, and payment authentication.  Management believes that our identity solutions can transcend specific industry verticals and become usable across a wide spectrum of applications. Our ability to implement our solutions across industry specific verticals will depend, in part, on our ability to fund any necessary information technology initiatives, to market the solutions at correct management levels in our customer base and our success in early adopter installations. Management believes the interoperability features of our portfolio companies' suite of software applications position OrangeHook for a competitive advantage in the healthcare, first responder, and banking industries and will be attractive to other industries across multiple disciplines in the future.

To improve investors' understanding of OrangeHook's financial condition, results of operations, and business prospects, management voluntarily undertakes to report financial results in three operating segments: LifeMed, Salamander, and Agilivant. Although management and certain administrative functions are centralized at OrangeHook, each segment operates independently with its own staffing and facilities and offers complementary but unique software solutions. Management evaluates the financial results of each operating segment separately to determine how to allocate resources and to assess performance. Management includes the development and marketing activities related to software technologies which were acquired through our acquisitions of LifeNexus and Nuvel, Inc. in the OrangeHook corporate results. Management continues to evaluate the interoperability of our software solutions and related operational framework.

Salamander

Our Salamander segment accounted for $407 and $238, or approximately 76.9% and 99.2% of our revenues, for the three months ended March 31, 2017 and 2016, respectively. OrangeHook acquired the Salamander business in October of 2015. Salamander competes in the emergency management tracking and accountability solutions industry. Salamander sells its SaaS solutions primarily through its internal sales staff and through agreements with channel distributors. The channel distributor group is comprised of regional technical centers, resellers and lead generators, all of which have non-exclusive rights to internal sales activity in various geographic territories in the United States. At March 31, 2017, we had 10 active channel distributors.

Agilivant

Our Agilivant segment accounted for $4 and $2, or approximately 0.8% and 0.8% of our revenues, for the three months ended March 31, 2017 and 2016, respectively. OrangeHook acquired a 82% majority interest in Agilivant, LLC in February of 2016. Agilivant offers a hybrid SaaS-based payment technology solution, encompassing both issuing and acquiring bank functionality, in the financial transfer and remittance services industry. Agilivant's current activities focus on the sale of instances of its software and third party joint revenue sharing opportunities and does not maintain a relationship with a bank for card programs. Agilivant continues to pursue limited marketing and sale of card programs.

LifeMed

Our LifeMed segment accounted for $118 and $0, or approximately 22.3% and 0% of our revenues, for the three months ended March 31, 2017 and 2016, respectively. We made a series of investments in LifeMed beginning in December 2014 and acquired the remaining equity interests in LifeMed on July 20, 2016. LifeMed competes in the healthcare information systems industry. With the LifeMed application, all medical records can be linked via a secure, cloud-based application to allow access to a complete history instantly through a SaaS-based solution. The LifeMed application utilizes a library of application programming interfaces to overlay, enhance, and integrate, with existing systems, while at the same time facilitating connectivity with outside third party systems and databases. Management expects to further enhance the LifeMed platform through the integration of additional OrangeHook portfolio products including payment applications, personal health storage features, and secure health record file transfer capabilities.
Nuvel

Nuvel, Inc. is an early stage company engaged in the business of designing, developing and selling a family of proxy and other appliances and related software and services that can secure, accelerate and optimize the flow, delivery and performance of end users' business applications, web content and other information to users over private enterprise networks, or across an enterprise's gateway to the public Internet. Nuvel's approach—the Network Data Tunnel (NDT) solution— streamlines the transfer process itself rather than modifying the file being sent.  The NDT solution can increase transfer speeds by up to 150 times.  The software requires minimal time and effort to incorporate into extant systems, and due to the massive increases in bandwidth utilization, can be used to facilitate mass integration into cloud-based systems. Results of operations for Nuvel are included in the 'Corporate' results.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion addresses:

●	the unaudited consolidated results of operations for the three-month periods ended March 31, 2017 and 2016 and
●	our financial condition as of March 31, 2017.

This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in our 2016 Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission.

Consolidated Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total Revenue
Total revenue for the three months ended March 31, 2017 and 2016 was $529 and $240, respectively, representing an increase of $289 or 120.4%.  The increase was primarily due to increased revenue in our Salamander segment of $169 and three months of revenue of $118 for our LifeMed segment compared to none in 2016. The Company has executed contracts with various partners that we believe will result in revenue generation in future periods.

Total Cost of Sales
Total cost of sales for the three months ended March 31, 2017 and 2016 was $205 and $61, respectively, representing an increase of $144 or 236.1%.  The increase was primarily due to increases in our Salamander segment of $61 and three months of financial results for our LifeMed segment, which resulted in $81 of cost of sales, compared to none in 2016.

Total Gross Margin
Total gross margin for the three months ended March 31, 2017 and 2016 was $324 and $179, respectively, representing an increase of $145 or 81.0%.  The increase was primarily due to increased revenue in our Salamander segment and three months of financial results for our LifeMed segment compared to none in 2016. Gross margins were 61.2% and 74.6% for the three months ended March 31, 2017 and 2016, respectively.

Operating expenses
Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits, and taxes, marketing programs, external consulting and professional services, travel, and depreciation and amortization expenses. Additionally, operating expenses were impacted by the additional results of our acquired company, LifeMed, in the third quarter of 2016 and full period results for Agilivant, which was purchased in February 2016.

(dollars in thousands)	Three months ended March 31,
	2017	2016	$ Change	% Change

Product Development	$641	$207	$434	209.7%
Sales and marketing	191	126	65	51.6
General and administrative	3,056	1,384	1,672	120.8
Interest Expense	345	413	(68)	(16.5)
* Not meaningful

Product Development
Product development expense for the three months ended March 31, 2017 increased by $434, or 209.7%, to $641 as compared to $207 for the same period of 2016. The increase was primarily due to the inclusion of product development expenses for three months for our LifeMed segment of $402 compared to none in 2016. Product development expenses as a percentage of total revenue was 121.2% and 86.3% for the three months ended March 31, 2017 and 2016, respectively.

Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2017 increased by $65 or 51.6%, to $191 as compared to $126 for the same period of 2016. The increase was primarily due to the inclusion of sales and marketing expenses for three months for our LifeMed segment of $101 compared to none in 2016. Sales and marketing expenses as a percentage of total revenue was 17.4% and 52.5% for the three months ended March 31, 2017 and 2016, respectively.

General and Administrative
General and administrative expense for the three months ended March 31, 2017 increased by $1,672 or 120.8%, to $3,056 as compared to $1,384 for the same period of 2016. The increase was primarily due to the inclusion of general and administrative expenses of $831 for three months for our LifeMed segment compared to none in 2016 and an increase of $773 related to amortization of intangible assets acquired in 2016. General and administrative expenses as a percentage of total revenue was 547.4% and 580.4% for the three months ended March 31, 2017 and 2016, respectively.

Interest Expense
Interest expense for the three months ended March 31, 2017 decreased by $68 or 16.5%, to $345 as compared to $413 for the same period of 2016. Cash interest expense on outstanding debt was $275 and $145 for the three months ended March 31, 2017 and 2016, respectively. Total debt increased $2,479 to $9,661 at March 31, 2017 compared to $7,182 at the same period in 2016. Amortization of debt issuance costs, original issue discount and financing fees, which are included in interest expense, was $70 and $272 for the three months ended March 31, 2017 and 2016, respectively.

Non-controlling Interest in Subsidiary
During the three months ended March 31, 2017 and 2016, the net loss attributable to noncontrolling interest in subsidiary was $50 and $30, respectively. The noncontrolling interest in the subsidiary is due to OrangeHook owning 82% of Agilivant, while the remaining 18% is held by minority owners.

Net Loss
As a result of the above, net loss for the three months ended March 31, 2017 was $3,859 compared to $1,921 for the same period of 2016.

Salamander Segment
(dollars in thousands)

	Three months ended March 31,
	2017	2016	Change	% Change

Total revenue	$407	$238	$169	71.0%
Cost of sales	122	61	61	100.0
Gross margin	$285	$177	$108	61.0
Gross margin %	70.0%	74.4%

Product Development	$168	$148	$20	13.5%

Total revenue in the Salamander segment for the three months ended March 31, 2017 increased by $169, or 71.0%, to $407 as compared to revenue of $238 for the three months ended March 31, 2016.   Salamander had customer contracts serving 11 active regional technical centers in 2017, which generated approximately 40.6% percent of our contracted revenue for the three months ended March 31, 2017, and customer contracts serving 10 active regional technical centers for the three months ended 2016, which generated 50% of our contracted revenue for the three months ended March 31, 2016.

Total cost of sales in the Salamander segment for the three months ended March 31, 2017 increased by $61 or 100.0% to $122 as compared to cost of sales of $61 for the three months ended March 31, 2016. The increase resulted from an increase in hardware and supplies of $53 and an increase of royalties of $8.

Total gross margin for the Salamander segment was $285 and $177 for the three months ended March 31, 2017 and 2016, respectively.  Gross margin in the Salamander segment was 70.0% and 74.4% for the three months ended March 31, 2017 and 2016, respectively.

Total product development expenses for the Salamander segment for the three months ended March 31, 2017 increased by $20 or 13.5%, to $168 as compared to $148 for the three months ended March 31, 2016.  Product development expenses as a percentage of total Salamander revenue was 41.3% and 62.2% for the three months ended March 31, 2017 and 2016, respectively. Investments in product development relate to the continued reconfiguring and development our SalamanderLiveTM product to a cloud-based platform and ongoing software support.

Agilivant Segment
(dollars in thousands)

	Three months ended March 31,
	2017	2016		Change	% Change

Total revenue	$4	$2		$2	100.0%
Cost of sales	2	-		2	*
Gross margin	$2	$2		$-	*
Gross margin %	50.0%	*	%

Product Development	$71	$59		$12	20.3%

*Not meaningful

Total revenue in the Agilivant segment for the three months ended March 31, 2017 was $4 compared to $2, an increase of 100.0% from the three months ended March 31, 2016.

Total cost of sales in the Agilivant segment for the three months ended March 31, 2017 was $2 compared to $0 for the three months ended March 31, 2016.

Total product development expenses for the three months ended March 31, 2017 increased by $12, or 20.3%, to $71 as compared to $59 for the three months ended March 31, 2016. Product development expenses as a percentage of total revenue was 1775.0% and 2952.0% for three months ended March 31, 2017 and 2016, respectively. Investments in product development relate to external services to continue the development of the Agilivant software and compliance with banking industry regulatory obligations.

LifeMed Segment
(dollars in thousands)

	Three months ended March 31,
	2017	2016		Change	% Change

Total revenue	$118	$-		$118	*	%
Cost of sales	81	-		81	*
Gross margin	$37	$-		$37	*
Gross margin %	31.4%	*	%

Product Development	$402	$-		$402	*	%

*Not meaningful

The acquisition of LifeMed was completed in July 2016.  Accordingly, there are not results to report for the three months ended March 31, 2016.

Total revenue in the LifeMed segment for the three months ended March 31, 2017 was $118 compared to none for the three months ended March 31, 2016. Revenues resulted primarily from the licensing of our SecureReg 2.0 software to hospitals. As of March 31, 2017, we had five active customers.

Total cost of sales in the LifeMed segment for the three months ended March 31, 2017 was $81 compared to none for the three months ended March 31, 2016.  Cost of sales was primarily comprised of hosting and technical services fees and the costs of hardware and supplies.

Total gross margin for the LifeMed segment was $37 for the three months ended March 31, 2017.  As a percentage of total revenue, gross margin for the LifeMed segment was 31.4% for the three months ended March 31, 2017.

Total product development expenses for the LifeMed segment for the three months ended March 31, 2017 were $402 compared to none for the three months ended March 31, 2016.  Product development expenses as a percentage of total revenue was 340.7% for the three months ended March 31, 2017.  Product development expense was primarily related to developing our proprietary patent-pending Authoritative Identity Management Exchange ("AIMeTM") software, developing and integrating the electronic payments platform, and other software support.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the three months ended March 31, 2017 and 2016, we recorded revenues of $529 and $240, respectively, and incurred net losses of $3,859 and $1,921, respectively.  Net cash used in operating activities was $2,309 for and $963 for the three months ended March 31, 2017 and 2016, respectively.

OrangeHook has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $20,209 and a working capital deficiency of $18,352 as of March 31, 2017.  OrangeHook is currently executing on growth initiatives at each of its subsidiaries with the intent to generate additional revenues and achieve meaningful profitability. However, OrangeHook cannot currently predict the timing of when these improvements in operating results may occur.

Since inception, OrangeHook has met its liquidity requirements principally through the issuance of debt, including related-party debt, and the sale of its equity. OrangeHook's ability to continue its operations and to pay its obligations when they become due is contingent upon OrangeHook obtaining additional financing.

On April 12, 2017, management successfully concluded negotiations with a third party on a committed financing agreement that calls for the third party to provide or place debt and/or equity financing in an amount up to $10 million over the next twelve months. In addition, OrangeHook is in active negotiations with other third parties which could provide additional financing for an amount up to $10 million.

Additionally, OrangeHook, although still in the early stages of commercialization, has executed contracts with various partners that management believes will result in future revenue and cash flow from operations within the next twelve months.

There are no assurances that OrangeHook will be able to raise capital on terms acceptable to OrangeHook or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If OrangeHook is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth initiatives, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about OrangeHook's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows – Operating Activities
Net cash used in operating activities was $2,309 and $963 during the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities consisted principally of a net loss of $3,859 and 1,921 for the three months ended March 31, 2017 and 2016, respectively.

Cash Flows – Investing Activities
Net cash used for operating activities was $3 and $1,541 during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2016, net cash used for investing activities consisted principally of $134 in net advances to Agilivant, and $95 in advances to Nuvel Holdings. In addition, the Company purchased shares of LifeMed common and preferred stock of $1,310 during the period prior to the completion of its acquisition on July 20, 2016.

Cash Flows – Financing Activities
Net cash provided by financing activities was $2,341 and $2,369 during the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities during the three months ended March 31, 2017 consisted primarily of proceeds of $700 from the sale of preferred stock, net of financing fees of $69, net proceeds of $1,050 from director loans and net proceeds from short-term debt of $1,340. Net cash provided by financing activities during the three months ended March 31, 2016 consisted primarily of proceeds of $624 from the sale of preferred stock, net of financing fees, net proceeds of $1,295 from director loans and net proceeds from short-term debt of $450.

The following table sets forth selected historical information regarding our cash flows:

	Three months ended March 31,
(in thousands)	2017	2016

Other Financial Data:
Net cash used in operating activities	$(2,309)	$(963)
Net cash used in investing activities	(3)	(1,541)
Net cash provided by financing activities	2,341	2,369

Off-Balance Sheet Arrangements
OrangeHook does not have any off-balance sheet arrangements

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.  Controls and Procedures

(a)     Evaluation of disclosure controls and procedures

During fiscal year 2016 prior to the Merger and Reverse Stock Split, OrangeHook MN acquired approximately 82% of the equity interests of Agilivant, completed a merger with LifeMed, and acquired certain assets of LifeNexus. We then completed the Merger with OrangeHook MN on December 1, 2016 and effected the Reverse Stock Split on December 27, 2016.

Following the Merger and Reverse Stock Split, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an initial assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management has determined that, as of December 31, 2016, certain internal controls over financial reporting relating specifically to the valuation of OrangeHook MN common stock, the appraisal of fair value of net assets acquired and the associated purchase price allocations for the Merger and Reverse Stock Split were not effective. These issues were determined to be a material weakness within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5. The material weakness centered on our delayed submission of the financial statements to our printer in the time necessary to prepare the required eXtensible Business Reporting Language (XBRL) filing. We filed our Form 10-K within the time frame allowed by the extension afforded all filers by the SEC and pursuant to our extension filed on March 31, 2017. On April 26, 2017, we filed Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to the Company's annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017, solely to (i) indicate by check mark that the registrant has submitted electronically and posted on its corporate web site every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months; (ii) amend and restate our Item 5 disclosures to include information related to the sale of unregistered securities, which was inadvertently omitted from our original filing; and (iii) furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

Our Chief Executive Officer and Chief Financial Officer believe that our acquisition activity during the year ended December 31, 2016, particularly in light of the year-end timing of certain transactions, represented extraordinary circumstances that are not likely to recur. Despite this belief, management has identified certain practices and procedures to address the foregoing deficiency and is in the process of expanding the scope of its assessment of the effectiveness of its internal controls over financial reporting and determining a plan to complete the remediation of the foregoing deficiencies.

To remediate the material weakness described above, we are enhancing and revising the design of existing controls and procedures in our financial reporting process, including with our external service providers. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2017. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective at a level that provides reasonable assurance as of the last day of the period covered by this report.

(b)     Changes in internal control over financial reporting
Except as noted above, there has been no change in the Company's internal control over financial reporting as of March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

As reported in our annual report on Form 10-K filed on April 17, 2017, a former shareholder of LifeMed filed a complaint on March 17, 2017, in the Superior Court of California, County of Sacramento with respect to the shareholder's exercise of dissenters' rights under the California Corporations Code in connection with OrangeHook MN's acquisition of LifeMed.  There have been no material developments in the case and, given the preliminary stage of the case, OrangeHook cannot reasonably comment on the outcome of this action.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Orangehook issued and sold to accredited investors the following units of Series OH-2 Convertible Preferred Stock.

Number of Units
of OH-2
Convertible
Date	Preferred Stock

January 4, 2017	200
January 9, 2017	200
February 21, 2017	50
March 1, 2017	100
March 13, 2017	50
March 16, 2017	50
March 24, 2017	50
April 12, 2017	50
April 12, 2017	38
April 12, 2017	50
April 26, 2017	50
May 4, 2017	11
May 4, 2017	11
May 9, 2017	10
920

Aggregate fees related to the sale of these securities were $53. Each unit consists of one share of Series OH-2 Convertible Preferred Stock and an attached 7-year warrant to purchase 71.5 shares of our common stock at a price of $7.00 per share. The securities were issued in reliance upon exemptions from the registration requirements pursuant to Section 4(a)(2) under the Securities Act and/or Regulation D promulgated under the Securities Act and/or Regulation S promulgated under the Securities Act. There was no general solicitation or advertising with respect to the private placement and the purchasers provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. An appropriate legend was affixed by OrangeHook to the share certificate representing shares issued in the private placement.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
Exhibit Number	Description	Method of Filing

2.2	Agreement and Plan of Merger dated July 1, 2016 by and among Nuvel Holdings, Inc., OH Acquisition Corp., and OrangeHook, Inc.(2)	*

2.3	Amendment No. 1 to Agreement and Plan of Merger dated October 14, 2016 by and among OrangeHook, Inc., Nuvel Holdings, Inc., and OH Acquisition Corp.(3)	*

2.4	Agreement and Plan of Merger dated October 1, 2015 by and among OrangeHook, Inc., Salamander Technologies, LLC, Salamander Technologies, Inc., and the other parties named therein.(8)	*

2.5	Membership Unit Purchase Agreement dated January 4, 2016 by and among OrangeHook, Inc., Agilivant, LLC, and the members of the Agilivant, LLC. (8)	*

2.6	Amended and Restated Agreement and Plan of Merger dated May 31, 2016 by and among OrangeHook, Inc., OH Solutions, Inc., LifeMed ID, Inc., and the principal shareholders of LifeMed ID, Inc. (8)	*

3.1	Articles of Incorporation of Nuvel Holdings, Inc., dated June 15, 2010.(4)	*

3.2	Articles of Merger of Nuvel Holdings, Inc. filed with the State of Florida on March 21, 2012.(1)	*

3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Florida on August 5, 2014.(5)	*

3.4	Bylaws of Nuvel Holdings, Inc.(4)	*

4.1	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012.(6)	*

4.2	4.2 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014.(5)	*

4.3	4.3 Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014.(5)	*

4.4	4.4 Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014.(5)	*

4.5	4.5 Certificate of Designation of Series OH-1 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)	*

4.6	4.6 Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)	*

4.7	4.7 Amendment to Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(9)	*

Exhibit Number	Description	Method of Filing

10.1	Lender Agreement, dated March 2, 2017, between OrangeHook, Inc. and Richard Bernstein.	Filed electronically

10.2	Lender Agreement, dated April 20, 2017, between OrangeHook, Inc. and Richard Bernstein.	Filed electronically

10.3	Second Modification of Commercial Promissory Note, dated February 24, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.4	Third Modification of Commercial Promissory Note, dated March 31, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.5	Modification of Commercial Promissory Note, dated April 24, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.74	Amendment 1 to Business Partner Agreement MA-13-000677, dated August 19, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(7, 10)	*

10.77	Lender Agreement, dated January 19, 2017, between OrangeHook, Inc. and Richard Bernstein. (10)	*

10.78	Amendment to Lender Agreement, dated January 25, 2017, between OrangeHook, Inc. and Richard Bernstein. (10)	*

10.80	Participation and Repayment Priority Agreement, dated March 31, 2017, between OrangeHook, Inc., James L. Mandel, Donald M. Miller, Whitney E. Peyton, Jeffrey J. Hattara and Thomas Hudson. (10)	*

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically

101	OrangeHook, Inc. unaudited consolidated financial statements for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL).	Filed electronically

*	Incorporated by reference
(1)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 13, 2012.
(2)	Included as an exhibit to the Current Report on Form 8-K, filed on July 8, 2016.
(3)	Included as an exhibit to the Current Report on Form 8-K, filed on October 14, 2016.
(4)	Included as an exhibit to the Registration Statement on Form S-1, filed on November 5, 2010.
(5)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on November 25, 2014.
(6)	Included as an exhibit to the Current Report on Form 8-K, filed on August 20, 2012.
(7)
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Securities and Exchange Commission.

(8)	Included as an exhibit to the Current Report on Form 8-K, filed on December 5, 2016.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on January 25, 2017.
(10)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:  May 15, 2017

By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

By:	/s/ David C. Carlson
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

Exhibit Number	Description	Method of Filing

10.1	Lender Agreement, dated March 2, 2017, between OrangeHook, Inc. and Richard Bernstein.	Filed electronically

10.2	Lender Agreement, dated April 20, 2017, between OrangeHook, Inc. and Richard Bernstein.	Filed electronically

10.3	Second Modification of Commercial Promissory Note, dated February 24, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.4	Third Modification of Commercial Promissory Note, dated March 31, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.5	Modification of Commercial Promissory Note, dated April 24, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.74	Amendment 1 to Business Partner Agreement MA-13-000677, dated August 19, 2016, between Lenovo PC HK Limited, LifeMed ID, Inc. and OrangeHook, Inc.(7, 10)	*

10.77	Lender Agreement, dated January 19, 2017, between OrangeHook, Inc. and Richard Bernstein. (10)	*

10.78	Amendment to Lender Agreement, dated January 25, 2017, between OrangeHook, Inc. and Richard Bernstein. (10)	*

10.80	Participation and Repayment Priority Agreement, dated March 31, 2017, between OrangeHook, Inc., James L. Mandel, Donald M. Miller, Whitney E. Peyton, Jeffrey J. Hattara and Thomas Hudson. (10)	*

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically

101	OrangeHook, Inc. unaudited consolidated financial statements for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL).	Filed electronically

*	Incorporated by reference
(7)
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Securities and Exchange Commission.

(10)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017.