Form 10-Q
period 2017-06-30
ORANGEHOOK, INC.
filed 2017-08-14
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ________ to _________

Commission file number 0-54249
______________________________________________

______________________________________________

OrangeHook, Inc.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

Shares of common stock outstanding at July 31, 2017: 6,779,666

DOCUMENTS INCORPORATED BY REFERENCE : None

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – Unaudited

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)

	As of	As of
	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$769	$159
Accounts receivable	109	132
Inventory	18	21
Prepaid expenses	263	294
Other current assets	122	-
Total current assets	1,281	606

Furniture, equipment and leasehold improvements, net	412	455

Intangible assets, net of amortization	14,553	16,272
Goodwill	12,302	12,302
Other assets	74	134
	26,929	28,708
Total assets	$28,622	$29,769

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)
	As of	As of
	June 30, 2017	December 31, 2016
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,054	$3,754
Accrued compensation	1,190	719
Accrued dividends	1,756	1,113
Accrued interest	1,030	624
Other accrued expenses	1,910	1,622
Current portion of capital lease obligation	115	119
Current portion of deferred revenue	1,906	1,143
Line of credit	400	350
Current portion of notes payable to directors, net of discount	4,208	2,793
Current portion of convertible debentures, net of discount	3,414	3,352
Other current debt	1,942	1,346
Total current liabilities	21,925	16,935

Long-term liabilities:
Capital lease obligation, less current portion	131	171
Deferred revenue, less current portion	1,777	2,602
Put option obligations	1,886	1,886
Installment payable to related party, less current portion	364	546
Contingent consideration	967	967
Other long-term liabilities	232	158
Notes payable to directors, net, less current portion	1,150	-
Notes payable, less current portion	684	-
Total liabilities	29,116	23,265
Commitments and contingencies
Stockholders' equity (deficit)
OH-2 cumulative convertible redeemable preferred stock;
authorized 25,000 and 11,000 shares; 11,188 and 10,093 shares issued
and outstanding; liquidation preference of $12,944 and $11,206	-	-
Series A cumulative preferred stock;
authorized 9,000 and 9,000 shares; 0 and 0 shares issued
and outstanding;	-	-
Series B cumulative preferred stock;
authorized 200,000 and 200,000 shares; 20,000 and 20,000 shares issued
and outstanding; liquidation preference of $141 and $137	-	-
Series C cumulative preferred stock;
authorized 500,000 and 500,000 shares; 371,052 and 371,052 shares issued
and outstanding; liquidation preference of $2,629 and $2,575	-	-
Series D cumulative preferred stock;
authorized 2,000,000 and 2,000,000 shares; 0 and 0 shares issued
and outstanding	-	-
Common stock - Voting; $0.001 par value; authorized 100,000,000 shares; 6,880,584 and 6,838,084 shares issued as of June 30, 2017 and
December 31, 2016, respectively; 6,779,666 and 6,686,706 shares
outstanding as of June 30, 2017 and December 31, 2016, respectively	8	7
Additional paid-in capital	23,603	22,143
Accumulated deficit	(24,413)	(16,038)
Total stockholders' equity (deficit)	(802)	6,112
Non-controlling interest	308	392
	(494)	6,504
Total liabilities and stockholders' equity (deficit)	$28,622	$29,769

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$620	$222	$1,149	$463
Cost of sales (exclusive of depreciation and amortization)	262	35	468	96

Gross margin	358	187	681	367

Operating expenses:
Product development	538	284	1,179	491
Sales and marketing	224	120	415	247
General and administrative	3,013	1,660	6,068	3,044

Total operating expenses	3,775	2,064	7,662	3,782

Loss from operations	(3,417)	(1,877)	(6,981)	(3,415)

Other income (expense):
Gain on debt extinguishment	-	569	-	569
Net loss on investment in LifeMed ID, Inc.	-	(358)	-	(358)
Interest expense	(490)	(422)	(835)	(835)

Loss before income taxes	(3,907)	(2,088)	(7,816)	(4,039)

Income tax expense	-	-	-	-

Net loss before non-controlling interest in subsidiary	(3,907)	(2,088)	(7,816)	(4,039)

Non-controlling interest in subsidiary	(34)	44	(84)	14

Net loss	(3,873)	(2,132)	(7,732)	(4,053)

Preferred stock dividends	(331)	(222)	(643)	(413)

Net loss attributable to common stockholders	$(4,204)	$(2,354)	$(8,375)	$(4,466)

Loss per common share- basic and diluted	$(0.62)	$(0.61)	$(1.25)	$(1.20)

Weighted average common shares outstanding- basic and diluted	6,739,950	3,863,841	6,713,475	3,719,747

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(7,732)	$(4,053)
Adjustments to reconcile net loss to net cash from
operating activities:
Stock-based compensation	230	116
Stock and options issued for services	6	-
Warrants granted to director	3	-
Amortization of cash conversion feature and
warrants on convertible debentures	48	411
Amortization of original issue discount on notes payable	55	-
Amortization of debt issuance costs	19	82
Net loss from investment in LifeMed ID, Inc.	-	358
Gain on debt extinguishment	-	(569)
Non-controlling interest in subsidiary	(84)	14
Depreciation and amortization	1,786	158
Interest earned on due from receivables	-	(10)
Changes in operating assets and liabilities:
Accounts receivable	23	12
Inventory	3	5
Prepaid expenses	17	17
Other assets	10	(104)
Accounts payable	300	144
Accrued expenses	1,239	607
Deferred revenue	(62)	343
Net cash flows used in operating activities	(4,139)	(2,469)
Cash flows from investing activities
Advances to Agilivant, LLC	-	(85)
Advances to Nuvel Holdings, Inc.	-	(340)
Advances to LifeMed ID, Inc.	-	(1,178)
Decrease (increase) in restricted cash	-	(3)
Purchase of Agilivant, LLC member units for stock,
net of cash received of $9	-	9
Purchases of LifeMed ID, Inc. preferred and common stock	-	(1,310)
Costs incurred in acquisition of LifeNexus assets	-	(19)
Purchases of fixed assets	(23)	(25)
Net cash flows used in investing activities	(23)	(2,951)

Cash flows from financing activities
Proceeds from director loans	2,670	1,895
Proceeds from sale of preferred stock, net of fees	1,024	2,287
Proceeds from sale of convertible debentures	-	50
Proceeds from note payable	2,710	450
Debt issuance costs	(113)	(28)
Borrowings on line of credit	600	1,350
Payments on line of credit	(550)	-
Exercise of stock warrants	-	1
Payments on director loans	(55)	(420)
Payments of notes payable	(1,470)	(9)
Payments of capital lease obligations	(44)	-
Net cash flows provided by financing activities	4,772	5,576
Net increase (decrease) in cash	610	156
Cash
Beginning of period	159	282
End of period	$769	$438

The accompanying notes are an integral part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Supplemental disclosure of cashflow information:	2017	2016

Interest paid	$263	$94
Income taxes paid	-	-

Supplemental disclosure of noncash financing activities:
Financing fees accrued for issuance of warrants	$3	$-
Common stock issued for acquisition of Agilivant, LLC	-	897
Common stock issued for acquisition of LifeNexus assets	-	568
Common stock issued to retire debt	-	226
Common stock issued under installment payable	182	-
Original issue discount for warrants	15	306
Accrued dividends on preferred stock	643	557
Conversion of director loan into preferred stock	-	118

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

The interim consolidated financial statements presented herein as of June 30, 2017, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K and 10-K/A. There have been no material changes to these policies for the three and six months ended June 30, 2017.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.        Liquidity and Going Concern

The Company has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $24,413 and a working capital deficiency of $20,644 as of June 30, 2017.  The Company requires additional working capital to fund operations.  We are currently executing on growth initiatives at each of our subsidiaries with the intent to generate additional revenues and achieve meaningful profitability. However, we cannot currently predict the timing of when these improvements in operating results may occur.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Since inception, the Company has met its liquidity requirements principally through the issuance of debt, including related-party debt, and the sale of its equity. Our ability to continue operations and to pay obligations when they become due is contingent upon obtaining additional financing.

On April 12, 2017, management negotiated a financing agreement which could provide for up to $10,000 over the next twelve months. Through June 30, 2017, this financing arrangement has provided for $184 in funding. We do not expect significant near term investments related to this agreement.

On June 28, 2017, we agreed on material non-binding terms of joint venture with a Shanghai, China based healthcare firm to deliver healthcare infrastructure solutions to the China healthcare market. A key component of the terms includes a purchase of up to 2 million shares of common stock at a valuation of $20 per share.  Completion of this arrangement is subject to substantial legal and regulatory compliance, and the timing of such events currently is not estimable.

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

In July 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting", to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718.  Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions (1) the award's fair value (or calculated value or intrinsic value, if those measurement methods are used), (2) the award's vesting conditions, and (3) he award's classification as an equity or liability instrument. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. We do not expect this ASU to have a material impact on the consolidated results of operations and financial condition.

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

Measurement Period Adjustment
During the three months ended June 30, 2017, the Company identified 20,556,642 warrants which were assumed during the Merger transaction. After giving effect to Merger and the related reverse stock split, 119 warrants remain outstanding with a weighted average exercise price per share of $276,000. The weighted average remaining term of the warrants is 2.0 years. As of June 30, 2017 and December 31, 2016, all 119 warrants were outstanding. These shares have been retrospectively included in the December 31, 2016 amounts as noted in Note 12 Stock Warrants.

Acquisition of LifeMed ID, Inc. ("LifeMed")
LifeMed ID, Inc.,  a California corporation, offers a suite of software solutions that overlays with existing systems and equipment which automates patient identity validation, record matching, insurance and payment requirements and access to information.

Through March 31, 2016, OrangeHook MN's investment in LifeMed was carried on a cost basis. Based on OrangeHook MN's acquisition of additional shares of LifeMed common stock on March 31, 2016, OrangeHook MN's ownership percentage totaled 24%. As a result, OrangeHook MN began to account for this investment using the equity method of accounting as of April 1, 2016. OrangeHook MN adopted the guidance of ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting during the first quarter of 2016 and has applied the equity method for its investment in LifeMed prospectively from April 1, 2016, until acquisition date of July 20, 2016.  For this period, OrangeHook MN recorded a loss representing its proportionate share of the net loss incurred by LifeMed of $438. The amount invested of $4,425 was reported as Investment in LifeMed in the accompanying consolidated balance sheet as of December 31, 2015. Based on the number of shares of these securities that were held, on an as-converted basis, OrangeHook MN had an effective ownership position of 24% and 17%, as of July 20, 2016 and December 31, 2015, respectively.

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

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

5.        Furniture, equipment and leasehold improvements, net:

Furniture, equipment and leasehold improvements, net consisted of the following:

	June 30, 2017	December 31, 2016

Furniture and equipment	$136	$129
Furniture and equipment acquired under capital lease	247	247
Computer software	68	51
Leasehold improvements	104	104
	555	531
Less accumulated depreciation and amortization	(143)	(76)
Furniture, equipment and leasehold improvements	$412	$455

Depreciation and amortization expense for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Depreciation and Amortization Expense	$34	$12	$67	$22
6.        Goodwill and Intangible Assets

Goodwill as of June 30, 2017 and December 31, 2016, by reportable segment consists of the following:

	Corporate	Salamander	Agilivant	LifeMed	Total

Balances as of December 31, 2016	$2,616	$1,567	$3,159	$4,960	$12,302
Changes	-	-	-	-	-
Balances as of June 30, 2017	$2,616	$1,567	$3,159	$4,960	$12,302

Intangible assets as of June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017
		Accumulated			Estimated Useful
	Cost	Amortization	Impairment	Net	Life (in years)

Definite-life intangibles
Trademarks, patents and
marketing asset portfolio	$564	$(62)	$-	$502	5 - 10
Tradenames	891	(156)	-	735	10
Software technology	12,024	(1,953)	-	10,071	5
Customer relationships	4,005	(760)	-	3,245	5
Total intangible assets	$17,484	$(2,931)	$-	$14,553

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

	December 31, 2016
		Accumulated			Estimated Useful
	Cost	Amortization	Impairment	Net	Life (in years)

Definite-life intangibles
Trademarks, patents and
marketing asset portfolio	$564	$(34)	$-	$530	5-10
Tradenames	891	(111)	-	780	10
Software technology	12,024	(706)	-	11,318	5
Customer relationships	4,005	(361)	-	3,644	5
Total intangible assets	$17,484	$(1,212)	$-	$16,272

Total amortization expense for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Amortization Expense	$838	$82	$1,719	$136

There were no impairment charges during the three and six months ended June 30, 2017 and 2016, with respect to goodwill and intangible assets.

The estimated future amortization expense for intangible assets during the remainder of 2017, the subsequent four years and thereafter is as follows:

Remainder of 2017	$1,677
2018	3,354
2019	3,354
2020	3,354
2021	2,242
Thereafter	572

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

•	Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

	Fair Value as of June 30, 2017				Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent consideration	$-	$-	$967	$967	$-	$-	$967	$967
Put option agreements	-	-	1,886	1,886	-	-	1,886	1,886
Installment payable to related party	-	-	364	364	-	-	546	546
	$-	$-	$3,217	$3,217	$-	$-	$3,399	$3,399

A reconciliation of the beginning and ending balances for the Level 3 measurement are as follows:

Balances as of December 31, 2016	$3,399
Additions	-
Payments and reclassifications	(182)
Balances as of June 30, 2017	$3,217

Contingent Consideration
In December 2016, we recorded a contingent consideration liability of $967, in the form of an earn-out payment of shares of common stock, related to our merger with Nuvel Holdings (see Note 4). The contingent consideration is based on achieving certain revenue results and is payable in shares of common stock. The fair value of the liability was estimated using a weighted probability approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future revenues during the earn-out period related to the assets acquired and appropriately weighting the uncertainties associated with the obligation. The assumptions used in preparing the analyses included estimates of the amount and timing of revenues. Through June 30, 2017, no shares were earned.

Installment Payable to Related Party
Under an agreement with Rene Babi, Agilivant's founder and former Executive Chairman, OrangeHook MN has agreed to distribute 151,378 shares of our common stock over a three-year period, beginning annually on April 10, 2017. As of December 31, 2016, we recorded an installment payable to related party of $546 for the outstanding shares of 151,378 at fair value per share of $3.61. On April 10, 2017, consistent with the agreement, we issued 50,460 shares of common stock under the agreement, which resulted in a reclassification of $182 from the installment payable to additional paid-in capital.  The remaining 100,918 shares are issued but not outstanding.

Put Option Agreements
Batchelor Put Option Obligation
In March 2016, OrangeHook MN entered into a Registration Rights and Put Agreement, a related party transaction with David Batchelor, the founder and CEO of LifeMed which allows him to require us to repurchase, as amended, 110,714 shares of his common stock. OrangeHook MN is required to repurchase the shares at $14 per share up to a maximum of $1,550.  In 2016, in accordance with the contract, Mr. Batchelor requested that OrangeHook MN purchase a total of 114,778 shares of his common stock at a price of $14 per share, an aggregate purchase price of $1,607, of which $1,550 will be repurchased in accordance with the agreement. The Company is temporarily relieved from fulfilling its obligation under this agreement until certain settlement provisions and statutory considerations are met.  The balance of the put obligation due to Mr. Batchelor of $1,550 is included in put option obligations in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Babi Put Option Obligation
In 2016, OrangeHook MN also agreed to purchase 1,000 shares per month of OrangeHook MN's common stock owned by Rene Babi, Agilivant's founder and former Executive Chairman, at a price of $14.00 per share for a period of 24 months beginning in January 2017. The Company is temporarily relieved from fulfilling its obligation to repurchase under the agreement until certain settlement provisions and statutory considerations are met. The balance of the put obligation due to Mr. Babi of $336 is included in put option obligations in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

8.        Debt
Total debt as of June 30, 2017 and December 31, 2016 consists of the following:
	June 30, 2017	December 31, 2016

Line of credit	$400	$350
Notes payable to directors, gross	5,408	2,793
Convertible debentures, gross	3,443	3,428
Other debt	2,691	1,361
	11,942	7,932

Less: unamortized portion of original issue discount	(41)	(77)
Less: unamortized portion of debt issuance costs	(103)	(14)
Total debt, net of debt issuance costs and original issue discount	11,798	7,841

Less: current portion	(9,964)	(7,841)
Long-term debt	$1,834	$-

Line of credit
On March 30, 2016, OrangeHook MN entered into an unsecured revolving line of credit with a bank which provided for borrowings up to $350. The line of credit is for general working capital purposes and borrowings are subject to an interest charge of 4.5% per annum. Amounts borrowed under this line of credit have been personally guaranteed by four of the Company's directors. This revolving line of credit originally was set to expire on December 31, 2016 but on February 8, 2017, was extended to January 30, 2018 and the line of credit was increased by $200 to $550. The increase is secured by cash collateral provided by the Company's Chairman of the Board who received three-year warrants to purchase up to 28,000 shares of common stock at an exercise price of $10.00 per share as consideration. The fair value of the stock warrant, which was expensed during the period, was determined to be $3, which represents the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.5%
Expected volatility	36.1%
Dividend yield	0.0%
Expected option life (years)	3

On June 21, 2017, in conjunction with the lending provided by the Company's Chairman of the Board, as described under "Notes Payable to Directors", cash collateral was reduced by $150, therefore the line of credit was reduced by $150.

The balance outstanding under this line of credit was $400 and $350 as of June 30, 2017 and December 31, 2016, respectively.

Interest related amounts are listed below:

	Six Months Ended June 30,
	2017	2016

Contractual interest expense	$12	$4
Interest paid	12	4

Notes Payable to Directors
Since inception, the Company has received interest-bearing advances from various directors and their affiliates, as related parties. During the six months ended June 30, 2017, we received interest-bearing advances from two directors which totaled $2,670 and made payments to directors of $55. Proceeds of $1,200 were part of the senior notes authorized on March 31, 2017, as described below under 2017 Debt Participation Program. The maturity dates of these are generally less than twelve months; however, $1,200 of the notes payable issued during the six months ended June 30, 2017 have initial terms of two years from issuance. Original issuance discount and debt issuance costs are being amortized over the term of the notes and amortization expense is recorded in interest expense in the accompanying consolidated statements of operations.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2017	December 31, 2016

Face amount of notes payable to directors	$5,408	$2,793
Unamortized original issue discount	(12)	-
Unamortized debt issuance costs	(38)	-
	5,358	2,793
Less: current portion	(4,208)	(2,793)
Notes payable to directors, net, less current portion	$1,150	$-

Notes payable generally accrue interest at a range of 0% to 10% per annum, except for one note of $500, which accrues at 0.2% per day.  Interest related amounts are listed below:

	Six Months Ended June 30,
	2017	2016

Contractual interest expense	$144	$116
Amortization of original issue discounts	1	163
Amortization of debt issuance costs	5	-
Interest paid	25	22

As of June 30, 2017 and December 31, 2016, there was $160 and $42, respectively, of accrued and unpaid interest on notes payable to directors.

Convertible Debentures
Convertible debentures as of June 30, 2017 and December 31, 2016, which includes convertible notes assumed in the Merger of $15, consist of the following:

	June 30, 2017	December 31, 2016

Face amount of debentures	$3,443	$3,443
Unamortized original issue discount	(29)	(77)
Unamortized debt issuance costs	-	(14)
	3,414	3,352
Less: current portion	(3,414)	(3,352)
Convertible debentures, net	$-	$-

Interest related amounts are listed below:

	Six Months Ended June 30,
	2017	2016

Contractual interest expense	$171	$154
Amortization of original issuance discount	49	181
Amortization of debt issuance costs	14	82

Convertible debentures accrue interest at an annual rate of 10%, except for the assumed convertible notes of $15, which accrues interest at the default rate of 18% per annum. As of June 30, 2017 and December 31, 2016, there was $340 and $163, respectively, of accrued and unpaid interest on convertible notes.

Certain of the Company's directors provided joint and several personal guaranties to certain lenders. Convertible debentures subject to these guaranties as of June 30, 2017 and December 31, 2016 is $2,455 and $2,455, respectively.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

The outstanding balance of convertible debentures includes $1,193 from board members, officers and their affiliates, as related parties, as of both June 30, 2017 and December 31, 2016. Interest expense related to these amounts of $60 and $60 was recorded for the six months ended June 30, 2017 and 2016, respectively. Accrued interest payable on these amounts were $120 and $61 as of June 30, 2017 and December 31, 2016, respectively.

Other Debt
Other debt as of June 30, 2017 and December 31, 2016 consists of the following:

	June 30, 2017	December 31, 2016

Notes payable	$2,296	$950
Assumed notes payable	347	347
Insurance premium financing contracts	48	49
Unamortized debt issuance costs	(65)	-
	2,626	1,346
Less: current portion	(1,942)	(1,346)
Notes payable, less current portion	$684	$-

Interest related amounts are listed below:

	Six Months Ended June 30,
	2017	2016

Contractual interest expense	$345	$4
Amortization of original issue discount	48	53
Amortization of debt issuance costs	2	-
Interest paid	226	2

Notes Payable
During the six months ended June 30, 2017, we received unsecured, short-term loans of $2,758, less original issue discount of $48 and made principal payments of $1,470.

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

On February 17, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $75. The loan is non-interest bearing and is due on demand. On May 23, 2017 we repaid $75 of principal.

On February 23, 2017, OrangeHook MN entered into a short-term debt agreement with two parties totaling $250. On March 1, 2017, OrangeHook MN repaid this note together with accrued interest of $10.

On February 24, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $165 with a due date of March 24, 2017. Net proceeds of $147 were received representing the principal amount less an original issue discount of $15 and fees of $3. Interest of a fixed amount of $5 is due at maturity. In connection with this transaction, for a fee of $4 plus interest of $11, OrangeHook MN extended, to March 25, 2017,  an outstanding loan of $500, from the same lender, which was originally issued in July 2016. On March 24, 2017, OrangeHook MN exercised an extension for both loans through April 15, 2017, in exchange for a fee of $5 plus additional interest of $13. On April 15, 2017, OrangeHook entered into an agreement with a current lender which extended the maturity date on these two loans from April 15, 2017 to May 27, 2017. In consideration for the extension granted by the lender, we agreed to pay additional loan discount points totaling $33 plus a fixed amount of interest of $52. In addition, we paid interest accrued to that date of $63. These loans may be extended until June 30, 2017 upon payment by OrangeHook MN of an amount equal to one-half of the interest amount due of $26 on May 27, 2017. On May 30, 2017 we paid $26 of interest as required by the agreement, which resulted in the agreement being extended through June 30, 2017. Additional activity subsequent to June 30, 2017 is described in Note 18 "Subsequent Events".  These loans are personally guaranteed by our Chief Executive Officer, a director and one shareholder.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

On March 31, 2017 and April 20, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $250 and $100, respectively. Interest accrues at a rate of 20 basis points, or $0.7 per day and is due no later than May 29, 2017. On May 26, 2017, OrangeHook MN repaid this note together with accrued interest of $36.

On April 27, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $250. Interest is a fixed amount of $10 per week, regardless of when the loan is repaid. On May 19, 2017, we paid $30 of accrued interest and there is $60 of accrued interest at June 30, 2017.

On May 26, 2017, OrangeHook MN entered into a financing agreement with a lender in the amount of $600. Under the terms of the agreement, $850 of proceeds from 5 active contracts in LifeMed segment have been assigned to the individual lender. The contract terms extend through July 2020, as such, the proceeds from the contracts will continue to be collected by the individual lender.  The annual interest rate is 27.8% and is being recorded in interest expense. As of June 30, 2017, $136 of payments had been made, leaving an amount of $463 outstanding. There were $66 of debt issuance costs associated with this agreement, which are being amortized over the term of the agreement.

On June 22, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $150 which is due July 21, 2017. Interest accrues at a rate of 20 basis points and a minimum of $8, due no later than July 21, 2017. As described in Note 18 Subsequent Events, this note was paid on July 28, 2017.

On June 5, 2017, OrangeHook MN received an advance in the amount of $184, the repayment terms of which are being negotiated.

Included in notes payable is $350 of short-term notes payable from one officer, a related party. There were no payments made on these notes and $350 was outstanding as of June 30, 2017 and December 31, 2017.

As of June 30, 2017 and December 31, 2016, there was $106 and $32, respectively, of accrued and unpaid interest on notes payable.

Financing Contracts
We finance certain of our contracts for insurance premiums. The contracts are generally for one year of coverage and include interest at rates of 6.7%, 9.6% and 11.0%. We made payments of $55 during the six months ended June 30, 2017. The balance of these contracts was $48 and $49 as of June 30, 2017 and December 31, 2016.

2017 Debt Participation Program
On March 31, 2017, the Board of Directors authorized the issuance of up to $7,000 of senior notes pursuant to the terms of a participation and payment priority agreement. Terms of the senior notes include interest of 10% per annum, payable quarterly, unless negotiated otherwise, with a maturity date of two years from the issue date. In addition, lenders receive an up-front participation fee equal to 3.5% of the amount of the note and three-year warrants equal to 14% of the amount of the note at an exercise price of $10.00 per share which vest ratably over the term of the note. As of June 30, 2017, OrangeHook has received a total of $1,300 of proceeds under this offering, $1,200 of which have been received from the Company's Chairman of the Board. Warrants to purchase 182,000 shares of common stock were issued in conjunction with the program. The fair value of these stock warrants, which will be amortized as original issue discount over the term of the notes, was determined to be $15, which represents the estimated present value at grant date using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	1.48 - 1.50%
Expected volatility	36.1 - 38.2%
Dividend yield	0.0%
Expected option life (years)	3

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

9.        Commitments and Contingencies

We lease office space for our corporate offices and for each of our subsidiaries, through noncancelable operating leases. Rent expense, which includes charges for common area and maintenance expenses, was $173 and $82 for the three months ended June 30, 2017 and 2016, respectively, and $351 and $161 for the six months ended June 30, 2017 and 2016, respectively.

Unasserted Claims
In the ordinary course of business, the Company could be subject to liability claims related to employees or the services it provides. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company's financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

10.        Preferred Stock

During the three and six months ended June 30, 2017, we issued 395 and 1,095 units, respectively, of OH-2 preferred stock in exchange for proceeds of $395 and $1,095, respectively, net of financing fees of $2 and $71, respectively. Attached to the units of preferred stock which were issued during the three and six months ended June 30, 2017, were seven-year warrants to purchase up to 28,437 shares and 78,507 shares, respectively, of common stock at a price of $7.00 per share.

Preferred stock dividends, related to OH-2 preferred stock of $331 and $222 were recorded for the three months ended June 30, 2017 and 2016, respectively and $643 and $413 were recorded for the six months ended June 30, 2017 and 2016, respectively.  Dividends on OH-2 preferred stock are legally obligated regardless of whether they are declared by the Company's Board of Directors.

As of June 30, 2017, there were no Series A Preferred stock issued and outstanding. Cumulative dividends in arrears totaled $3 as of June 30, 2017 and December 31, 2016 and have not been declared by Board of Directors.

As of June 30, 2017, there were 20,000 shares Series B Preferred stock issued and outstanding. Cumulative dividends in arrears totaled $20 and $17 as of June 30, 2017 and December 31, 2016, respectively, and have not been declared by Board of Directors.

As of June 30, 2017, there were 371,052 shares of Series C Preferred issued and outstanding. Cumulative dividends in arrears totaled $313 and $260 as of June 30, 2017 and December 31, 2016, respectively, and have not been declared by the Company's Board of Directors.

11.        Stock-based Compensation

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

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

During the six months ended June 30, 2017, non-qualified stock option activity was as follows:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except number of options, exercise price and years)	options	exercise price	value	term (years)

Outstanding as of December 31, 2016	1,379,566	$5.40	$848	8.9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(150,147)	13.55	-	-
Outstanding as of June 30, 2017	1,229,419	$4.41	$846	7.2
Exercisable as of June 30, 2017	636,895	$4.56	$628	7.1
Remaining authorized options available for issue	248,994

Included in the number of non-qualified options shown above are non-qualified stock options issued outside the plan of 478,413 as of both June 30, 2017 and December 31, 2016.

The intrinsic value of a stock award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award.  The fair market value of our common stock is determined by a valuation completed by external third party for options granted during the year. The evaluation of the Company's common stock requires the Company to make assumptions about future cash flows of the Company that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company engaged an independent specialist to assist The Company in evaluating the fair value of the Company's common stock and we ultimately concluded on the fair value of our common stock. As of June 30, 2017 and December 31, 2016, the fair value of our common stock was $3.61 per share.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as expense on a straight-line basis over the options' vesting periods. There were no options granted during the six months ended June 30, 2017.

We recognized non-cash non-qualified stock option compensation expense for the three months ended June 30, 2017 and 2016, of $116 and $104, respectively, and for the six months ended June 30, 2017 and 2016, we recognized $230 and $116, respectively. Non-cash non-qualified stock option compensation expense is included in general and administrative expenses. As of June 30, 2017, there was a total of $456 in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.5 years.

12.        Stock Warrants

Warrants to purchase shares of the Company's common stock have been issued in connection with issuances of preferred stock (See Note 10), convertible debentures (See Note 8) and for certain other situations. Warrants outstanding and exercisable as of June 30, 2017 are as follows:

	Number of			Weighted
	shares			average
	outstanding	Weighted	Aggregate	remaining
	and	average	intrinsic	contractual
(in thousands except number of options, exercise price and years)	vested	exercise price	value	term (years)

Outstanding and exercisable as of December 31, 2016	2,515,919	$20.08	$378	5.7
Granted	288,507	9.18	-	3.8
Exercised	(42,500)	0.01	-	-
Forfeited or expired	-	-	-	-
Outstanding as of June 30, 2017	2,761,926	$19.25	$225	3.7
Exercisable as of June 30, 2017	2,600,081	$19.82	$225	5.3

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

The intrinsic value of a stock award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. The fair market value of our common stock is determined by a valuation completed by external third party for options granted during the year. The evaluation of our common stock requires us to make assumptions about future cash flows of the Company that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company engaged an independent specialist to assist us in evaluating the fair value of our common stock and we ultimately concluded on the fair value of our common stock. As of June 30, 2017 and December 31, 2016, the fair value of our common stock was $3.61 per share.

During the three months ended June 30, 2017, the Company identified 20,556,642 warrants which were assumed during the Merger transaction. After giving effect to Merger and the related reverse stock split, 119 warrants remain outstanding with a weighted average exercise price per share of $276,000. The weighted average remaining term of the warrants is 2.0 years. As of June 30, 2017 and December 31, 2016, all 119 warrants were outstanding. These shares have been retrospectively included in the December 31, 2016 amounts as noted above.

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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic and diluted net loss attributable to common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(4,204)	$(2,354)	$(8,375)	$(4,466)
Denominator:
Weighted-average common shares outstanding	6,739,950	3,863,841	6,713,475	3,719,747
Basic and diluted net loss per share	$(0.62)	$(0.61)	$(1.25)	$(1.20)

As of June 30, 2017 and 2017 the following anti-dilutive securities were outstanding. These anti-dilutive securities were excluded from the weighted-average shares used to calculate the diluted net loss per common share as follows:

	As of June 30,
	2017	2016

Restricted stock	-	200,000
Non-qualified stock options	1,229,419	2,115,167
Stock warrants	2,761,926	1,637,747
	3,991,345	3,952,914

14.        Income Taxes

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant. If our actual results and updated projections vary significantly from the projections used as a basis for this determination, we may need to increase or decrease the valuation allowance against the gross deferred tax assets. We would adjust our valuation allowance in the period the determination was made. The Company considers projected future taxable income and ongoing tax planning strategies and then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. As of June 30, 2017, the Company had available unused federal net operating loss carryforwards of approximately $29,556. The net operating loss carryforwards will expire at various dates from 2025 through 2036. The Company's ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. We have not performed an analysis to determine if an ownership change has occurred. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2017 and December 31, 2016, we did not have any material uncertain tax positions.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

15.        Business Segments

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company has three operating segments: (1) Salamander, which includes the results of the business operation within Salamander Technologies, LLC, which provides an asset tagging and tracking software solution used to manage incidents or events, (2) Agilivant, which includes the results of the business operation of Agilivant, LLC, offers a real-time debit based banking and payment system, (3) LifeMed,  which offers a suite of software solutions that overlays with existing systems and equipment which automates patient identity validation, record matching, insurance and payment requirements and access to information. We reconcile the results of our operating segments to our consolidated results by including the results of our corporate headquarters and centralized functions, which includes corporate expenses (e.g. corporate administrative costs) and interest expense. Segment disclosures are provided to the extent practicable under the Company's accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation. Management continues to evaluate the interoperability of our software solutions and related operational framework.

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

Segment disclosures are as follows:
(in thousands)

	For the Three Months Ended June 30, 2017
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$416	$-	$204	$-	$620
Loss from operations	(157)	(182)	(1,219)	(1,859)	(3,417)
Net loss	(157)	(156)	(1,223)	(2,337)	(3,873)
Total assets	(323)	1,030	(213)	28,128	28,622
Depreciation and amortization	26	59	457	330	872
Capital expenditures	-	-	-	(20)	(20)
Interest expense, net of interest income	-	(8)	(4)	(478)	(490)

	For the Three Months Ended June 30, 2016
	Salamander	Aligivant	LifeMed	Corporate	Total

Revenue	$222	$-	$-	$-	$222
Loss from operations	(228)	(296)	-	(1,353)	(1,877)
Net loss	(228)	202	-	(2,106)	(2,132)
Total assets	(323)	1,030	(213)	28,128	28,622
Depreciation and amortization	26	59	-	9	94
Capital expenditures	-	(3)	-	(10)	(13)
Interest expense, net of interest income	-	(28)	-	(394)	(422)

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

(in thousands)	For the Six Months Ended June 30, 2017
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$823	$4	$322	$-	$1,149
Loss from operations	(247)	(451)	(2,530)	(3,753)	(6,981)
Net loss	(247)	(383)	(2,548)	(4,554)	(7,732)
Total assets	(323)	1,030	(213)	28,128	28,622
Depreciation and amortization	52	118	913	703	1,786
Capital expenditures	(2)	-	-	(21)	(23)
Interest expense, net of interest income	-	(16)	(18)	(801)	(835)

	For the Six Months Ended June 30, 2016
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$461	$2	$-	$-	$463
Loss from operations	(466)	(448)	-	(2,501)	(3,415)
Net loss	(466)	65	-	(3,652)	(4,053)
Total assets	364	1,222	-	15,469	17,055
Depreciation and amortization	52	91	-	15	158
Capital expenditures	(1)	(3)	-	(21)	(25)
Interest expense, net of interest income	-	(43)	-	(792)	(835)

16.        Proforma Combined Financial Information (unaudited)
The following unaudited supplemental pro forma information presents the financial results as if the acquisitions of Agilivant, LifeMed, and Nuvel had occurred on January 1, 2016 for the three and six months ended June 30, 2016. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2016, nor are they indicative of any future results.

(in thousands except for share and per share amounts)	Three months ended	Six months ended
	June 30, 2016	June 30, 2016

Revenue	$223	$613
Loss from operations	$(2,480)	$(6,281)
Net loss before non-controlling interest in subsidiary	$(2,771)	$(7,015)
Net loss attributable to common stockholders	$(3,037)	$(7,429)
Loss per common share - basic and diluted	$(0.79)	$(1.96)
Pro forma weighted average common shares outstanding - basic and diluted	3,822,985	3,785,223

17.        Related-Party Transactions

Lease obligations
Our subsidiary LifeMed is obligated under a non-cancellable operating lease with Mr. Batchelor, CEO of LifeMed and his spouse, as owners of the property. Base rent paid to Mr. Batchelor during the three and six months ended June 30, 2017 was $11 and $28, respectively. There were no amounts of base rent paid to Mr. Batchelor during the three and six months ended June 30, 2016. There was $6 and no amounts accrued at June 30, 2017 and December 31, 2016, respectively.

OrangeHook subleases office space in Wayzata, Minnesota from a company controlled by family members of the Company's Chief Executive Officer and director under an operating lease dated December 15, 2014. During the three months ended June 30, 2017 and 2016, we paid rent to the related company of $11 and $16, respectively. During the six months ended June 30, 2017 and 2016, we paid rent to the related company of $16 and $32, respectively. There was $16 and $5 accrued at June 30, 2017 and December 31, 2016, respectively.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Business Relationship
OrangeHook engaged with a corporation to provide business advisory services of which an individual director and officer of OrangeHook MN is also the Chairman of that corporation. The corporation provides business advisory services which include identifying potential investors, general business development, and other services as required. During the three and six months ended June 30, 2017, we paid $15 and $20, respectively. During the three and six months ended June 30, 2016, we paid $0 and $16, respectively. There was $21 and $22 accrued at June 30, 2017 and December 31, 2016, respectively.

18.        Subsequent Events

Subsequent to June 30, 2017 and through August 14, 2017, the date of the filing of this report, the following subsequent events have occurred:

Sales of OH-2 Convertible Preferred Stock
Through August 14, 2017, a total of 100 units of OH-2 convertible preferred stock have been sold to a director, a related party, in exchange for cash proceeds of $100. Attached to the units of preferred stock were warrants to purchase up to 7,150 shares of common stock at a price of $7 per share.

Other Debt
On July 5, 2017, we repaid to one lender, $525 and $173 of notes payable principal on two notes issued July 7, 2016 and February 27, 2017, respectively, along with accrued interest of $26. From this same lender, on July 7, 2017 we received a new loan in the amount $250. The principal of $250 and interest of $15 is due September 5, 2017.

On July 24, 2017, we received an advance of $100 from our Chief Executive Officer, a related party, which was repaid on July 25, 2017.

On July 25, 2017, we received a note from a lender of $100. This note matures in one year and accrues interest at an annual rate of 9%.

On July 28, 2017, we paid principal and interest of $150 and $12 to lender for a note dated June 22, 2017.

On July 31, 2017, we entered into a Commercial Promissory Note with a lender in the principal amount of $1,000. The maturity date of the Note is October 30, 2017. We are required to pay a loan discount fee of $50 and interest of $90 by August 30, 2017. The Note may be extended for an additional 90-day period until January 28, 2018 under the same terms if there has been no default under the Note or personal guaranties. The Note is supported by a confession of judgment by the Company and five personal guarantees and confessions of judgment, including four members of the Board of Directors.

On August 8, 2017, we received a note $500 from a company owned by children of the Chairman of the Board of Directors. The note to be issued by the Company will mature in ninety days and will require a fixed interest amount of $50. The proceeds of the note were used to pay a $500 loan from the Chairman of the Board of Directors. Additional terms of the note are being defined.

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

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and its portfolio companies included elsewhere in this quarterly report on Form 10-Q, our annual report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2016, our other quarterly reports on Form 10-Q, our current reports on Form 8-K and our other reports filed with the Securities and Exchange Commission.

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

During 2015 and 2016, prior to the Merger, OrangeHook MN acquired Salamander Technologies, Inc. (now Salamander Technologies, LLC, "Salamander"), an 82% interest in Agilivant LLC, ("Agilivant") and LifeMed ID, Inc. ("LifeMed"). Although Salamander, Agilivant and LifeMed each have entered their revenue generation phase, the sales cycle for each offering is longer than the average sales cycle, as is typical with SaaS-based solutions. We are seeking to expand our sales distribution channels through partners and additional sales to increase our sales opportunities. Also in 2016, OrangeHook MN purchased certain intellectual property and other assets of LifeNexus, Inc. ("LifeNexus"). OrangeHook the acquired OrangeHook MN in late 2016 pursuant to the Merger and, consequently, is the ultimate parent entity of OrangeHook MN, Salamander, Agilivant and LifeMed and the ultimate owner of the LifeNexus assets. Following the Merger, OrangeHook continues to own its other operating subsidiary, Nuvel, Inc. The LifeNexus technologies and the technologies offered by Nuvel, Inc. are in the late stages of development, and we expect to commence field trial activity during the current calendar year.

Portfolio Companies

Our four operating portfolio companies, Salamander, Agilivant, LifeMed and Nuvel,  have developed proprietary software applications and services which are unique to the OrangeHook suite of identification solutions. OrangeHook believes that the solutions offered by its portfolio companies have the potential to provide an efficient, cost effective, and comprehensive solution to the issues surrounding correct patient identification, first responder credentialing, and payment authentication.  Management believes that our identity solutions can transcend specific industry verticals and become usable across a wide spectrum of applications. Our ability to implement our solutions across industry specific verticals will depend, in part, on our ability to fund any necessary information technology initiatives, to market the solutions at correct management levels in our customer base and our success in early adopter installations. Management believes the interoperability features of our portfolio companies' suite of software applications position OrangeHook for a competitive advantage in the healthcare, first responder, and payments industries and will be attractive to other industries across multiple disciplines in the future.

Currently, management voluntarily undertakes to report financial results in three operating segments: LifeMed, Salamander, and Agilivant. Although management and certain administrative functions are centralized at OrangeHook, each segment operates independently with its own staffing and facilities and offers complementary but unique software solutions. Management evaluates the financial results of each operating segment separately to determine how to allocate resources and to assess performance. Management includes the development and marketing activities related to software technologies which were acquired through our acquisitions of LifeNexus assets and Nuvel, Inc. in the OrangeHook corporate results.  Management continues to evaluate the interoperability of our software solutions and related operational framework.

Salamander

Our Salamander segment accounted for $823 and $461, or approximately 71.6% and 99.6% of our revenues, for the six months ended June 30, 2017 and 2016, respectively. OrangeHook acquired the Salamander business in October of 2015. Salamander competes in the emergency management tracking and accountability solutions industry. Salamander sells its SaaS solutions primarily through its internal sales staff and through agreements with channel distributors. The channel distributor group is comprised of regional technical centers, resellers and lead generators, all of which have non-exclusive rights to internal sales activity in various geographic territories in the United States. As of June 30, 2017, we had 11 active channel distributors.

Agilivant

Our Agilivant segment accounted for $4 and $2, or approximately 0.4% and 0.4% of our revenues, for the six months ended June 30, 2017 and 2016, respectively. OrangeHook acquired a 82% majority interest in Agilivant, LLC in February of 2016. Agilivant offers a hybrid SaaS-based payment technology solution, encompassing both issuing and acquiring bank functionality, in the financial transfer and remittance services industry. Agilivant's current activities focus on the sale of instances of its software and third party joint revenue sharing opportunities and does not maintain a relationship with a bank for card programs. Agilivant continues to pursue limited marketing and sale of card programs.

LifeMed

Our LifeMed segment accounted for $322 and $0, or approximately 28.0% and 0% of our revenues, for the six months ended June 30, 2017 and 2016, respectively. We made a series of investments in LifeMed beginning in December 2014 and we acquired the remaining equity interests in LifeMed on July 20, 2016. LifeMed competes in the healthcare information systems industry, which has shown that, in addition to the longer sales cycle associated with SaaS-based offering, the sales cycle includes a large variety of internal stakeholders, and regulatory considerations and other factors, which may further lengthen the sales process. With the LifeMed application, all medical records can be linked via a secure, cloud-based application to allow access to a complete history instantly through a SaaS-based solution. The LifeMed application utilizes a library of application programming interfaces to overlay, enhance, and integrate, with existing systems, while at the same time facilitating connectivity with outside third party systems and databases. Management expects to further enhance the LifeMed platform through the integration of additional OrangeHook portfolio products including payment applications, personal health storage features, and secure health record file transfer capabilities.

Nuvel

Nuvel, Inc. is an early-stage company engaged in the business of designing, developing and selling a family of proxy and other appliances and related software and services that can secure, accelerate and optimize the flow, delivery and performance of end users' business applications, web content and other information to users over private enterprise networks, or across an enterprise's gateway to the public Internet. Nuvel's approach—the Network Data Tunnel (NDT) solution— streamlines the transfer process itself rather than modifying the file being sent.  The NDT solution can increase transfer speeds by up to 150 times.  The software requires minimal time and effort to incorporate into extant systems, and due to the massive increases in bandwidth utilization, can be used to facilitate mass integration into cloud-based systems. Results of operations for Nuvel are included in the 'Corporate' results.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion addresses:

●	the unaudited consolidated results of operations for the three and six month periods ended June 30, 2017 and 2016 and
●	our financial condition as of June 30, 2017.

This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in our 2016 Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission.

Consolidated Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total Revenue
Total revenue for the three months ended June 30, 2017 and 2016 was $620 and $222, respectively, representing an increase of $398 or 179.3%.  The increase was primarily due to increased revenue in our Salamander segment of $194 and three months of revenue of $204 for our LifeMed segment compared to none in 2016 prior to our merger with LifeMed. The Company has executed and may execute additional contracts with various partners that we believe will assist with expanding revenue generation in future periods.

Total Cost of Sales
Total cost of sales for the three months ended June 30, 2017 and 2016 was $262 and $35, respectively, representing an increase of $227 or 648.6%.  The increase was primarily due to increases in our Salamander segment of $157 and three months of financial results for our LifeMed segment, which resulted in $70 of cost of sales, compared to none in 2016 when we did not own LifeMed.

Total Gross Margin
Total gross margin for the three months ended June 30, 2017 and 2016 was $358 and $187, respectively, representing an increase of $171 or 91.4%.  The increase was primarily due to increased gross margin in our Salamander segment related to a new large customer and three months of financial results for our LifeMed segment compared to none in 2016. Gross margins were 57.7% and 84.2% for the three months ended June 30, 2017 and 2016, respectively.

Operating Expenses
Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits, and taxes, marketing programs, external consulting and professional services, travel, and depreciation and amortization expenses. Additionally, operating expenses were impacted by the additional results of our acquired company, LifeMed, in the third quarter of 2016 and full period results for Agilivant, which was acquired in February 2016.

(dollars in thousands)	Three months ended June 30,
	2017	2016	$ Change	% Change

Product development	$538	$284	$254	89.4%
Sales and marketing	224	120	104	86.7
General and administrative	3,013	1,660	1,353	81.5
Interest expense	490	422	68	16.1

Product Development
Product development expense for the three months ended June 30, 2017 increased by $254, or 89.4%, to $538 as compared to $284 for the same period of 2016. The increase was primarily due to the inclusion of product development expenses for three months for our LifeMed segment of $378 compared to none in 2016. Product development expenses as a percentage of total revenue was 86.8% and 127.9% for the three months ended June 30, 2017 and 2016, respectively.

Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2017 increased by $104 or 86.7%, to $224 as compared to $120 for the same period of 2016. The increase was primarily due to the inclusion of sales and marketing expenses for three months for our LifeMed segment of $110 compared to none in 2016. Sales and marketing expenses as a percentage of total revenue was 36.1% and 54.1% for the three months ended June 30, 2017 and 2016, respectively.

General and Administrative
General and administrative expense for the three months ended June 30, 2017 increased by $1,353 or 81.5%, to $3,013 as compared to $1,660 for the same period of 2016. The increase was primarily due to the inclusion of general and administrative expenses for three months for our LifeMed segment of $879 compared to none in 2016 and an increase of $402 of amortization related to amortization of intangible assets acquired in 2016. General and administrative expenses as a percentage of total revenue was 486.0% and 747.7% for the three months ended June 30, 2017 and 2016, respectively.

Interest Expense
Interest expense for the three months ended June 30, 2017 increased by $68 or 16.1%, to $490 as compared to $422 for the same period of 2016. Cash interest expense on outstanding debt was $410 and $145 for the three months ended June 30, 2017 and 2016, respectively. Total debt increased $3,280 to a total of $11,798 as of June 30, 2017 compared to $8,518 at the same period in 2016. Amortization of debt issuance costs, original issue discount and financing fees, which are included in interest expense, was $85 and $36 for the three months ended June 30, 2017 and 2016, respectively.

Non-controlling Interest in Subsidiary
During the three months ended June 30, 2017 the net loss attributable to non-controlling interest in subsidiary was $34 and for the three months ended June 30, 2017 the net income attributable to non-controlling interest was $44. The non-controlling interest in the subsidiary is due to OrangeHook owning 82% of Agilivant, while the remaining 18% is held by minority owners.

Net Loss
As a result of the above, net loss for the three months ended June 30, 2017 was $3,873 compared to $2,132 for the same period of 2016.

Salamander Segment
(dollars in thousands)

	Three months ended June 30,
	2017	2016	$ Change	% Change

Total revenue	$416	$222	$194	87.4%
Cost of sales	192	35	157	448.6
Gross margin	$224	$187	$37	19.8
Gross margin %	53.8%	84.2%

Product Development	$156	$178	$(22)	(12.4)%

Total revenue in the Salamander segment for the three months ended June 30, 2017 increased by $194, or 87.4%, to $416 as compared to revenue of $222 for the three months ended June 30, 2016.   Salamander has 11 active channel distributers in 2017, which generated 73.2% percent of our contracted revenue for the three months ended June 30, 2017, and 10 active channel distributors for the three months ended 2016, which generated 29.3% of our contracted revenue for the three months ended June 30, 2016.

Total cost of sales in the Salamander segment for the three months ended June 30, 2017 increased by $157 or 448.6% to $192 as compared to cost of sales of $35 for the three months ended June 30, 2016. The increase resulted primarily from an increase of third-party software costs related to one new customer contract.

Total gross margin for the Salamander segment was $224 and $187 for the three months ended June 30, 2017 and 2016, respectively.  Gross margin in the Salamander segment was 53.8% and 84.2% for the three months ended June 30, 2017 and 2016, respectively.

Total product development expenses for the Salamander segment for the three months ended June 30, 2017 decreased by $22 or 12.4%, to $156 as compared to $178 for the three months ended June 30, 2016.  Product development expenses as a percentage of total Salamander revenue was 37.5% and 80.2% for the three months ended June 30, 2017 and 2016, respectively. Investments in product development relate to the continued reconfiguring and development our SalamanderLiveTM product to a cloud-based platform and ongoing software support.

Agilivant Segment
(dollars in thousands)

	Three months ended June 30,
	2017		2016		$ Change	% Change

Total revenue	$-		$-		$-	*	%
Cost of sales	-		-		-	*
Gross margin	$-		$-		$-	*
Gross margin %	*	%	*	%

Product Development	$5		$106		$(101)	(95.3)%

* Not meaningful

There were no revenues earned or cost of sales incurred during the three months ended June 30, 2017 and 2016.

Total product development expenses for the three months ended June 30, 2017 decreased by $101, or 95.3%, to $5 as compared to $106 for the three months ended June 30, 2016. Investments in product development relate to external services to continue the development of the Agilivant software and compliance with banking industry regulatory obligations.

LifeMed Segment
(dollars in thousands)

	Three months ended June 30,
	2017	2016		$ Change	% Change

Total revenue	$204	$-		$204	*	%
Cost of sales	70	-		70	*
Gross margin	$134	$-		$134	*
Gross margin %	65.7%	*	%

Product Development	$378	$-		$378	*	%

* Not meaningful

The acquisition of LifeMed was completed in July 2016. Accordingly, there are no results to report for the three months ended June 30, 2016. Total revenue in the LifeMed segment for the three months ended June 30, 2017 was $204 compared to $0 for the three months ended June 30, 2016. Revenues resulted primarily from the licensing of our SecureReg 2.0 software to hospitals. As of June 30, 2017, we had five active customers.

Total cost of sales in the LifeMed segment for the three months ended June 30, 2017 was $70 compared to $0 for the three months ended June 30, 2016. The acquisition of LifeMed was completed in July 2016. Accordingly, there are no results to report for the three months ended June 30, 2016.  Cost of sales was primarily comprised of hosting and technical services fees for our SecureReg 2.0 software and costs of hardware and supplies.

Total gross margin for the LifeMed segment was $134 for the three months ended June 30, 2017.  As a percentage of total revenue, gross margin for the LifeMed segment was 65.7% for the three months ended June 30, 2017.

Total product development expenses for the LifeMed segment for the three months ended June 30, 2017 were $378 compared to $0 for the three months ended June 30, 2016. The acquisition of LifeMed was completed in July 2016. Accordingly, there are no results to report for the three months ended June 30, 2016. Product development expenses as a percentage of total revenue was 185.3% for the three months ended June 30, 2017.  Product development expense was primarily related to developing our proprietary patent-pending Authoritative Identity Management Exchange ("AIMeTM") software, developing and integrating the electronic payments platform, and other software support.

Consolidated Results of Operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total Revenue
Total revenue for the six months ended June 30, 2017 and 2016 was $1,149 and $463, respectively, representing an increase of $686 or 148.2%.  The increase was primarily due to increased revenue in our Salamander segment of $362 and six months of revenue of $322 for our LifeMed segment compared to none in 2016. The Company has existing contracts with various partners that we believe will result in revenue generation in future periods.

Total Cost of Sales
Total cost of sales for the six months ended June 30, 2017 and 2016 was $468 and $96, respectively, representing an increase of $372 or 387.5%.  The increase was primarily due to increases in our Salamander segment of $219 and six months of financial results for our LifeMed segment, which resulted in $151 of cost of sales, compared to none in 2016.

Total Gross Margin
Total gross margin for the six months ended June 30, 2017 and 2016 was $681 and $367, respectively, representing an increase of $314 or 85.6%.  The increase was primarily due to increased revenue in our Salamander segment and six months of financial results for our LifeMed segment compared to none in 2016. Gross margins were 59.3% and 79.3% for the six months ended June 30, 2017 and 2016, respectively.

Operating expenses
Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, employee benefits, stock-based compensation, taxes, marketing programs, external consulting and professional services, travel, and depreciation and amortization expenses. Additionally, operating expenses were impacted by the additional results of our acquired company, LifeMed, in the third quarter of 2016 and full period results for Agilivant, which was acquired in February 2016.

(dollars in thousands)	Six months ended June 30,
	2017	2016	$ Change	% Change

Product Development	$1,179	$491	$688	140.1%
Sales and marketing	415	247	168	68.0
General and administrative	6,068	3,044	3,024	99.3
Interest Expense	835	835	-	-

Product Development
Product development expense for the six months ended June 30, 2017 increased by $688, or 140.1%, to $1,179 as compared to $491 for the same period of 2016. The increase was primarily due to the inclusion of product development expenses of $780 for six months for our LifeMed segment compared to none in 2016. Product development expenses as a percentage of total revenue was 102.6% and 221.2% for the six months ended June 30, 2017 and 2016, respectively.

Sales and Marketing
Sales and marketing expense for the six months ended June 30, 2017 increased by $168 or 68.0%, to $415 as compared to $247 for the same period of 2016. The increase was primarily due to the inclusion of sales and marketing expenses for six months for our LifeMed segment of $211 compared to none in 2016 offset by decreases in employee related and marketing costs of $30 and $13, respectively. Sales and marketing expenses as a percentage of total revenue was 36.1% and 111.3% for the six months ended June 30, 2017 and 2016, respectively.

General and Administrative
General and administrative expense for the six months ended June 30, 2017 increased by $3,024 or 99.3%, to $6,068 as compared to $3,044 for the same period of 2016. The increase was primarily due to the inclusion of general and administrative expenses of $1,710 for six months for our LifeMed segment compared to none in 2016 and increased employee costs and amortization of $828 and $805, respectively, offset by a decrease in professional service fees of $195. General and administrative expenses as a percentage of total revenue was 528.1% and 1,371.2% for the six months ended June 30, 2017 and 2016, respectively.

Interest Expense
Interest expense for the six months ended June 30, 2017 and 2016 remained flat at $835. Cash interest expense on outstanding debt increase was $673 and $290 for the six months ended June 30, 2017 and 2016, respectively. Total debt increased $3,280 to a total of $11,798 as of June 30, 2017 compared to $8,518 at the same period in 2016. Amortization of debt issuance costs, original issue discount and financing fees, which are included in interest expense, was $108 and $82 for the six months ended June 30, 2017 and 2016, respectively.

Non-controlling Interest in Subsidiary
During the six months ended June 30, 2017 the net loss attributable to non-controlling interest in subsidiary was $84 and for the three months ended June 30, 2017 the net income attributable to non-controlling interest was $14.  The non-controlling interest in the subsidiary is due to OrangeHook owning 82% of Agilivant, while the remaining 18% is held by minority owners.

Net Loss
As a result of the above, net loss for the six months ended June 30, 2017 was $7,732 compared to $4,053 for the same period of 2016.

Salamander Segment
(dollars in thousands)

	Six months ended June 30,
	2017	2016	$ Change	% Change

Total revenue	$823	$461	$362	78.5%
Cost of sales	315	96	219	228.1
Gross margin	$508	$365	$143	39.2
Gross margin %	61.7%	79.2%

Product Development	$324	$326	$(2)	(0.6)%

Total revenue in the Salamander segment for the six months ended June 30, 2017 increased by $362 or 78.5%, to $823 as compared to revenue of $461 for the six months ended June 30, 2016.   Salamander had 11 active channel distributers in 2017, which generated approximately 69.8% percent of our contracted revenue for the six months ended June 30, 2017, and 10 active channel distributers in 2016, which generated 35.4% of our contracted revenue for the six months ended June 30, 2016.

Total cost of sales in the Salamander segment for the six months ended June 30, 2017 increased by $219 or 228.1% to $315 as compared to cost of sales of $96 for the six months ended June 30, 2016. The increase was primarily driven by third party software costs for one contract $217.

Total gross margin for the Salamander segment was $508 and $365 for the six months ended June 30, 2017 and 2016, respectively.  Gross margin in the Salamander segment was 61.7% and 79.2% for the six months ended June 30, 2017 and 2016, respectively.

Total product development expenses for the Salamander segment for the six months ended June 30, 2017 decreased by $2 or 0.6%, to $324 as compared to $326 for the six months ended June 30, 2016.  Product development expenses as a percentage of total Salamander revenue was 39.4% and 70.7% for the six months ended June 30, 2017 and 2016, respectively. Investments in product development relate to the continued reconfiguring and development our SalamanderLiveTM product to a cloud-based platform and ongoing software support.

Agilivant Segment
(dollars in thousands)

	Six months ended June 30,
	2017	2016		$ Change	% Change

Total revenue	$4	$2		$2	100.0%
Cost of sales	2	-		2	*
Gross margin	$2	$2		$-	*
Gross margin %	50.0%	*	%

Product Development	$76	$165		$(89)	(53.9)%

* Not meaningful

Total revenue in the Agilivant segment for the six months ended June 30, 2017 was $4 compared to $2, an increase of 100.0% from the six months ended June 30, 2016.

Total cost of sales in the Agilivant segment for the six months ended June 30, 2017 was $2 compared to $0 for the six months ended June 30, 2016.

Total product development expenses for the six months ended June 30, 2017 decreased by $89, or 53.9%, to $76 as compared to $165 for the six months ended June 30, 2016. Product development expenses as a percentage of total revenue was 1,900.0% and 8,250.0% for six months ended June 30, 2017 and 2016, respectively. Investments in product development relate to external services to continue the development of the Agilivant software and compliance with banking industry regulatory obligations.

LifeMed Segment
(dollars in thousands)

	Six months ended June 30,
	2017	2016		$ Change	% Change

Total revenue	$322	$-		$322	*	%
Cost of sales	151	-		151	*
Gross margin	$171	$-		$171	*
Gross margin %	53.1%	*	%

Product Development	$780	$-		$780	*	%

*Not meaningful

The acquisition of LifeMed was completed in July 2016. Accordingly, there are no results to report for the six months ended June 30, 2016. Total revenue in the LifeMed segment for the six months ended June 30, 2017 was $322 compared to $0 for the six months ended June 30, 2016.  Revenues resulted primarily from the licensing of our SecureReg 2.0 software to hospitals. As of June 30, 2017, we had five active customers.

Total cost of sales in the LifeMed segment for the six months ended June 30, 2017 was $151 compared to $0 for the six months ended June 30, 2016.  The acquisition of LifeMed was completed in July 2016. Accordingly, there are no results to report for the six months ended June 30, 2016. Cost of sales was primarily comprised of hosting and technical services fees and the costs of hardware and supplies.

Total gross margin for the LifeMed segment was $171 for the six months ended June 30, 2017.  As a percentage of total revenue, gross margin for the LifeMed segment was 53.1% for the six months ended June 30, 2017.

Total product development expenses for the LifeMed segment for the six months ended June 30, 2017 were $780 compared to $0 for the six months ended June 30, 2016.  The acquisition of LifeMed was completed in July 2016. Accordingly, there are no results to report for the six months ended June 30, 2016. Product development expenses as a percentage of total revenue was 242.2% for the six months ended June 30, 2017.  Product development expense was primarily related to developing our proprietary patent-pending Authoritative Identity Management Exchange ("AIMeTM") software, developing and integrating the electronic payments platform, and other software support.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the six months ended June 30, 2017 and 2016, we recorded revenues of $1,149 and $463, respectively, and incurred net losses of $7,732 and $4,053, respectively.  Net cash used in operating activities was $4,139 and $2,469 for the six months ended June 30, 2017 and 2016, respectively.

OrangeHook has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $24,413 and a working capital deficiency of $20,644 as of June 30, 2017.  OrangeHook is currently executing on growth initiatives at each of its subsidiaries with the intent to generate additional revenues and achieve meaningful profitability. However, OrangeHook cannot currently predict the timing of when these improvements in operating results may occur.

Since inception, the Company has met its liquidity requirements principally through the issuance of debt, including related-party debt, and the sale of its equity. Our ability to continue operations and to pay obligations when they become due is contingent upon the Company obtaining additional financing.

On April 12, 2017, management negotiated a financing agreement which could provide for up to $10,000 over the next twelve months. Through June 30, 2017, this financing arrangement has provided for $184 in funding. We do not expect significant near term investments related to this agreement.

On June 28, 2017, we agreed on material non-binding terms of joint venture with a Shanghai, China-based healthcare firm to deliver healthcare infrastructure solutions to the China healthcare market. A key component of the terms includes a purchase of up to 2 million shares of common stock at a valuation of $20 per share. Completion of this arrangement is subject to substantial legal and regulatory compliance, and the timing of such events is not estimable.

Additionally, although still in the early stages of commercialization, the Company has executed contracts with various partners that management believes will result in future revenue and cash flow from operations within the next twelve months.

There are no assurances that the Company will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If  the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth initiatives, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows – Operating Activities
Net cash used in operating activities was $4,139 and $2,469 during the six months ended June 30, 2017 and 2016, respectively. Net cash used in operating activities consisted principally of a net loss of $7,732 and $4,053 for the six months ended June, 2017 and 2016, respectively.

Cash Flows – Investing Activities
Net cash used for operating activities was $23 and $2,951 during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2016, net cash used for investing activities consisted principally of $85 in net advances to Agilivant, $340 in advances to Nuvel Holdings, and $1,178 in advances to LifeMed ID, Inc. In addition, the Company purchased shares of LifeMed common and preferred stock of $1,310 during the period prior to the completion of its acquisition on July 20, 2016.

Cash Flows – Financing Activities
Net cash provided by financing activities was $4,772 and $5,576 during the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities during the six months ended June 30, 2017 consisted primarily of proceeds of $1,024 from the sale of preferred stock, net of financing fees of $71, proceeds of $2,670 from director loans and proceeds from notes payable of $2,710. Net cash provided by financing activities during the six months ended June 30, 2016 consisted primarily of proceeds of $2,287 from the sale of preferred stock, net of financing fees, net proceeds of $1,895 from director loans and net proceeds from notes payable of $1,450.

The following table sets forth selected historical information regarding our cash flows:

	Six months ended June 30,
(in thousands)	2017	2016

Other Financial Data:
Net cash used in operating activities	$(4,139)	$(2,469)
Net cash used in investing activities	(23)	(2,951)
Net cash provided by financing activities	4,772	5,576

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

Following the Merger and Reverse Stock Split, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an initial assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management has determined that, as of December 31, 2016, certain internal controls over financial reporting relating specifically to the valuation of OrangeHook MN common stock, the appraisal of fair value of net assets acquired and the associated purchase price allocations for the Merger and Reverse Stock Split were not effective. These issues were determined to be a material weakness within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5. The material weakness centered on our delayed submission of the financial statements to our printer in the time necessary to prepare the required eXtensible Business Reporting Language (XBRL) filing. We filed our Form 10-K within the time frame allowed by the extension afforded all filers by the SEC and pursuant to our extension filed on March 31, 2017. On April 26, 2017, we filed Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to the Company's annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017, solely to (i) indicate by check mark that the registrant has submitted electronically and posted on its corporate web site every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months; (ii) amend and restate our Item 5 disclosures to include information related to the sale of unregistered securities, which was inadvertently omitted from our original filing; and (iii) furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-K, formatted in eXtensible Business Reporting Language (XBRL)

Our Chief Executive Officer and Chief Financial Officer believe that our acquisition activity during the year ended December 31, 2016, particularly in light of the year-end timing of certain transactions, represented extraordinary circumstances that are not likely to recur. Despite this belief, management has identified certain practices and procedures to address the foregoing deficiency and is in the process of expanding the scope of its assessment of the effectiveness of its internal controls over financial reporting and determining a plan to complete the remediation of the foregoing deficiencies.

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

(b) Changes in internal control over financial reporting
Except as noted above, there has been no change in the Company's internal control over financial reporting as of June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Number of Units
of OH-2
Convertible
Date	Preferred Stock

April 12, 2017	50
April 12, 2017	38
April 12, 2017	50
April 25, 2017	50
May 4, 2017	11
May 4, 2017	11
May 9, 2017	10
May 22, 2017	175
Total	395

Aggregate fees related to the sale of these securities were $2. Each unit consists of one share of Series OH-2 Convertible Preferred Stock and an attached 7-year warrant to purchase 71.5 shares of our common stock at a price of $7.00 per share. The securities were issued in reliance upon exemptions from the registration requirements pursuant to Section 4(a)(2) under the Securities Act and/or Regulation D promulgated under the Securities Act and/or Regulation S promulgated under the Securities Act. There was no general solicitation or advertising with respect to the private placement and the purchasers provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. An appropriate legend was affixed by OrangeHook to the share certificate representing shares issued in the private placement.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

2.2	Agreement and Plan of Merger dated July 1, 2016 by and among Nuvel Holdings, Inc., OH Acquisition Corp., and OrangeHook, Inc.(2)	*

2.3	Amendment No. 1 to Agreement and Plan of Merger dated October 14, 2016 by and among OrangeHook, Inc., Nuvel Holdings, Inc., and OH Acquisition Corp.(3)	*

2.4	Agreement and Plan of Merger dated October 1, 2015 by and among OrangeHook, Inc., Salamander Technologies, LLC, Salamander Technologies, Inc., and the other parties named therein.(8)	*

2.5	Membership Unit Purchase Agreement dated January 4, 2016 by and among OrangeHook, Inc., Agilivant, LLC, and the members of the Agilivant, LLC. (8)	*

2.6	Amended and Restated Agreement and Plan of Merger dated May 31, 2016 by and among OrangeHook, Inc., OH Solutions, Inc., LifeMed ID, Inc., and the principal shareholders of LifeMed ID, Inc. (8)	*

3.1	Articles of Incorporation of Nuvel Holdings, Inc., dated June 15, 2010.(4)	*

3.2	Articles of Merger of Nuvel Holdings, Inc. filed with the State of Florida on March 21, 2012.(1)	*

3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Florida on August 5, 2014.(5)	*

3.4	Bylaws of Nuvel Holdings, Inc.(4)	*

4.1	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012.(6)	*

4.2	4.2 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014.(5)	*

4.3	4.3 Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014.(5)	*

4.4	4.4 Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014.(5)	*

4.5	4.5 Certificate of Designation of Series OH-1 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)	*

4.6	4.6 Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(3)	*

4.7	4.7 Amendment to Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(9)	*

Exhibit Number	Description	Method of Filing

10.86	Agreement for Assignment of Contract Proceeds, dated May 25, 2017, between OrangeHook, Inc., LifeMed ID, Inc. and Dan Thompson.	Filed electronically

10.87	Lender Agreement, dated June 9, 2017, between OrangeHook, Inc. and Donald Miller.	Filed electronically

10.88	Promissory Note, dated June 21, 2017, between OrangeHook, Inc. and Donald Miller.	Filed electronically

10.89	Lender Agreement, dated June 22, 2017, between OrangeHook, Inc. and Richard Bernstein.	Filed electronically

10.90	Commercial Promissory Note, dated July 7, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.91	Unsecured Promissory Note, dated July 13, 2017, between OrangeHook, Inc. and Whitney Peyton.	Filed electronically

10.92	Commercial Promissory Note, dated July 31, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically

101	OrangeHook, Inc. unaudited consolidated financial statements for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL).	Filed electronically

*	Incorporated by reference
(1)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 13, 2012.
(2)	Included as an exhibit to the Current Report on Form 8-K, filed on July 8, 2016.
(3)	Included as an exhibit to the Current Report on Form 8-K, filed on October 14, 2016.
(4)	Included as an exhibit to the Registration Statement on Form S-1, filed on November 5, 2010.
(5)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on November 25, 2014.
(6)	Included as an exhibit to the Current Report on Form 8-K, filed on August 20, 2012.
(8)	Included as an exhibit to the Current Report on Form 8-K, filed on December 5, 2016.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on January 25, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 14, 2017
ORANGEHOOK, INC.

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

Exhibit Number	Description	Method of Filing

10.86	Agreement for Assignment of Contract Proceeds, dated May 25, 2017, between OrangeHook, Inc., LifeMed ID, Inc. and Dan Thompson.	Filed electronically

10.87	Lender Agreement, dated June 9, 2017, between OrangeHook, Inc. and Donald Miller.	Filed electronically

10.88	Promissory Note, dated June 21, 2017, between OrangeHook, Inc. and Donald Miller.	Filed electronically

10.89	Lender Agreement, dated June 22, 2017, between OrangeHook, Inc. and Richard Bernstein.	Filed electronically

10.90	Commercial Promissory Note, dated July 7, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

10.91	Unsecured Promissory Note, dated July 13, 2017, between OrangeHook, Inc. and Whitney Peyton.	Filed electronically

10.92	Commercial Promissory Note, dated July 31, 2017, between OrangeHook, Inc. and MEZ Capital, LLC.	Filed electronically

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically