Form 10-Q
period 2017-09-30
ORANGEHOOK, INC.
filed 2017-11-14
CIK 1503985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from __________ to _____________

Commission file number 0-54249

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

Shares of common stock outstanding at October 31, 2017: 6,868,314

DOCUMENTS INCORPORATED BY REFERENCE : None

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – Unaudited

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)
	As of	As of
	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$22	$159
Accounts receivable	213	132
Inventory	18	21
Prepaid expenses	314	294
Other current assets	89	-
Total current assets	656	606

Furniture, equipment and leasehold improvements, net	381	455

Intangible assets, net of amortization	13,715	16,272
Goodwill	12,302	12,302
Other assets	68	134
	26,085	28,708
Total assets	$27,122	$29,769

The accompanying notes are an intregal part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)
	As of	As of
	September 30, 2017	December 31, 2016
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,162	$3,754
Accrued compensation	876	719
Accrued dividends	2,097	1,113
Accrued interest	1,632	624
Other accrued expenses	1,431	1,622
Current portion of installment payable to related party	341	-
Current portion of capital lease obligation	115	119
Current portion of deferred revenue	1,956	1,143
Line of credit	400	350
Current portion of notes payable to directors, net of discount	3,708	2,793
Current portion of convertible debentures, net of discount	3,438	3,352
Current portion of notes payable	3,577	1,297
Other current debt	65	49
Total current liabilities	23,798	16,935

Long-term liabilities:
Capital lease obligation, less current portion	94	171
Deferred revenue, less current portion	1,442	2,602
Put option obligations	1,886	1,886
Installment payable to related party, less current portion	341	364
Contingent consideration	967	967
Other long-term liabilities	214	158
Notes payable to directors, net, less current portion	1,156	-
Notes payable, less current portion	888	-
Total liabilities	30,786	23,265
Commitments and contingencies
Stockholders' equity (deficit)
OH-2 cumulative convertible redeemable preferred stock;
authorized 25,000 and 11,000 shares; 11,313 and 10,093 shares issued
and outstanding; liquidation preference of $13,285 and $11,206	-	-
Series A cumulative preferred stock;
authorized 9,000 and 9,000 shares; 0 and 0 shares issued
and outstanding;	-	-
Series B cumulative preferred stock;
authorized 200,000 and 200,000 shares; 0 and 20,000 shares issued
and outstanding; liquidation preference of $21 and $137	-	-
Series C cumulative preferred stock;
authorized 500,000 and 500,000 shares; 0 and 371,052 shares issued
and outstanding; liquidation preference of $321 and $2,575	-	-
Series D cumulative preferred stock;
authorized 2,000,000 and 2,000,000 shares; 0 and 0 shares issued
and outstanding	-	-
Common stock - Voting; $0.001 par value; authorized 100,000,000 shares; 6,954,232 and 6,838,084 shares issued as of September 30, 2017 and
December 31, 2016, respectively; 6,853,314 and 6,686,706 shares
outstanding as of September 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	24,421	22,143
Accumulated deficit	(28,360)	(16,038)
Total stockholders' equity (deficit)	(3,932)	6,112
Non-controlling interest	268	392
	(3,664)	6,504
Total liabilities and stockholders' equity (deficit)	$27,122	$29,769

The accompanying notes are an intregal part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$773	$321	$1,922	$784
Cost of sales (exclusive of depreciation and amortization)	117	95	585	191

Gross profit	656	226	1,337	593

Operating expenses:
Product development	568	838	1,748	1,329
Sales and marketing	291	308	706	555
General and administrative	2,289	2,404	8,355	5,448

Total operating expenses	3,148	3,550	10,809	7,332

Loss from operations	(2,492)	(3,324)	(9,472)	(6,739)

Other income (expense):
Gain on debt extinguishment	-	172	-	742
Net loss on investment in LifeMed ID, Inc.	-	(46)	-	(404)
Interest expense	(1,155)	(1,616)	(1,990)	(2,451)

Loss before income taxes	(3,647)	(4,814)	(11,462)	(8,852)

Income tax expense	-	-	-	-

Net loss before non-controlling interest in subsidiary	(3,647)	(4,814)	(11,462)	(8,852)

Non-controlling interest in subsidiary	(40)	(67)	(124)	(53)

Net loss	(3,607)	(4,747)	(11,338)	(8,799)

Preferred stock dividends	(341)	(265)	(984)	(678)

Net loss attributable to common stockholders	$(3,948)	$(5,012)	$(12,322)	$(9,477)

Loss per common share, basic and diluted	$(0.58)	$(0.97)	$(1.82)	$(2.15)

Weighted average common shares outstanding, basic and diluted	6,829,936	5,187,211	6,752,505	4,403,585

The accompanying notes are an intregal part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,338)	$(8,799)
Adjustments to reconcile net loss to net cash from
operating activities:
Interest on forward purchase contract	-	1,198
Stock-based compensation	541	-
Stock and options issued for services	213	436
Stock issued in legal settlements	70	-
Warrants granted to director	3	-
Amortization of cash conversion feature and
warrants on convertible debentures	72	216
Amortization of original issue discount on notes payable	121	83
Amortization of original issue discount on notes payable to directors	4	198
Amortization of debt issuance costs	31	96
Net loss from investment in LifeMed ID, Inc.	-	404
Gain on debt extinguishment	-	(742)
Fair market value of installment payable to related party	317	-
Non-controlling interest in subsidiary	(124)	(53)
Depreciation and amortization	2,658	408
Interest earned on due from receivables	-	(16)
Changes in operating assets and liabilities:
Accounts receivable	(81)	(716)
Inventory	3	8
Prepaid assets	(20)	(93)
Other assets	(89)	-
Accounts payable	498	738
Accrued expenses	1,210	1,042
Deferred revenue	(347)	1,309
Net cash flows used in operating activities	(6,258)	(4,283)
Cash flows from investing activities
Advances to Agilivant, LLC	-	(85)
Advances to Nuvel Holdings, Inc.	-	(480)
Advances to LifeMed ID, Inc.	-	(1,358)
Decrease (increase) in restricted cash	-	(3)
Purchase of Agilivant, LLC member units for stock, net of cash received of $9	-	9
Purchase of LifeMed ID, Inc., net of cash received of $130	-	179
Purchases of LifeMed ID, Inc. preferred and common stock	-	(1,310)
Costs incurred in acquisition of LifeNexus assets	-	(19)
Purchases of fixed assets	(26)	(38)
Net cash flows used in investing activities	(26)	(3,105)

The accompanying notes are an intregal part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities
Proceeds from director loans	2,670	2,005
Proceeds from sale of preferred stock, net of fees	1,148	2,482
Proceeds from sale of convertible debentures	-	600
Proceeds from note payable, net of orginal issue discount of $121	5,367	3,184
Proceeds from stock subscription receivable	-	150
Proceeds from exercise of warrants	-	1
Debt issuance costs	(109)	(28)
Borrowings on line of credit	1,000	350
Payments on line of credit	(950)	-
Payments on director loans	(555)	(420)
Payments of convertible debentures	-	(448)
Payments of notes payable	(2,259)	(19)
Payments on other debt	(84)	(463)
Payments of capital lease obligations	(81)	(2)
Net cash flows provided by financing activities	6,147	7,392
Net increase (decrease) in cash	(137)	4
Cash
Beginning of period	159	282
End of period	$22	$286

The accompanying notes are an intregal part of these consolidated financial statements.

OrangeHook, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cashflow information:
Interest paid	$317	$172
Taxes paid	-	-

Supplemental disclosure of noncash financing activities:
Financing fees accrued for issuance of warrants	$3	$-
Common stock issued for acquisition of Agilivant, LLC	-	897
Common stock issued for acquisition of LifeNexus assets	-	568
Common stock issued for acquisition of LifeMed ID, Inc.	-	4,625
Common stock issued to retire debt	-	369
Common stock issued under installment payable	182	-
Common stock cancelled in exchange for receivable	-	20
Common stock issued to retire payables	55	-
Original issue discount for warrants and beneficial conversion feature	15	413
Accrued dividends on preferred stock	984	678
Conversion of director loan into preferred stock	-	118
Put option obligation to related party	-	352
Installment payable to related party	317	-
Accrued interest converted to convertible debentures	-	226

The accompanying notes are an intregal part of these consolidated financial statements.

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

The accompanying consolidated financial statements include those of the OrangeHook, as well as those of its subsidiaries, Salamander Technologies, LLC ("Salamander"), Agilivant, LLC ("Agilivant"), LifeMed ID, Inc. ("LifeMed") and Nuvel, Inc. ("Nuvel").

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

The interim consolidated financial statements presented herein as of September 30, 2017, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  These adjustments are all of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K and 10-K/A. There have been no material changes to these policies for the three and nine months ended September 30, 2017.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Liquidity and Going Concern

The Company has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $28,360 and a working capital deficiency of $23,142 as of September 30, 2017.  The Company requires additional working capital to fund operations.  We are currently executing on growth initiatives with the intent to generate additional revenues and achieve meaningful profitability. However, we cannot currently predict the timing of when these improvements in operating results may occur.

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

In April 2017, management negotiated a financing agreement which could provide for up to $10,000 over a period of twelve months. Through September 30, 2017, this financing arrangement has provided for $184 in funding. We no longer expect investments related to this agreement.

In June 2017, we agreed on material non-binding terms of a joint venture with a Shanghai, China based healthcare firm to deliver healthcare infrastructure solutions to the China healthcare market. As of September 30, 2017, the term to completed a definitive agreement has expired. The Company continues to evaluate opportunities in the China market.

Additionally, although still in the early stages of implementation, the Company has executed contracts with various partners that management believes will result in future revenue and cash flow from operations within the next twelve months.

The Company continues to seek additional funding through various equity or debt facilities. There are no assurances that the Company will be able to raise capital on acceptable terms to us, in an acceptable timeframe, or at all, or that cash flows generated from our operations will be sufficient to meet current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth initiatives, which could impact its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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

We will adopt this standard beginning January 1, 2018 and expect to use the modified retrospective method of adoption. Under current revenue recognition guidance, a majority of our revenue is recorded over the term of our contracts with customers. Under ASU 2014-09, based on the nature of our contracts, we expect to continue to recognize our revenues related to our software and updates over the term of the contracts as we believe the updates available to customers are not distinct from the software license. We are continuing to assess the impact of implementation and training revenues; however, we believe any impact related to these revenues would not be material. These are the primary areas that we have identified may be different under ASU 2014-09 and we will continue to evaluate ASU 2014-09 as we near our adoption date. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.

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

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We do not expect this ASU to have a material impact on the consolidated results of operations and financial condition, however, we continue to monitor any potential impacts to this ASU.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

In July 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting", to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718.  Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions (1) the award's fair value (or calculated value or intrinsic value, if those measurement methods are used), (2) the award's vesting conditions, and (3) the award's classification as an equity or liability instrument. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. We do not expect this ASU to have a material impact on the consolidated results of operations and financial condition.

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

On July 20, 2016, OrangeHook MN completed a stock-for-stock exchange with LifeMed and acquired the remaining 76% of the outstanding shares of LifeMed in exchange for 1,454,261 shares of OrangeHook MN's common stock with an implied value of $3.18 per share and an aggregate value of $4,625. OrangeHook MN currently owns 100% of LifeMed, although we have recorded $196 due to one dissenting shareholder, with whom have reached a settlement agreement, which is described in Part II Item 1 Legal Proceedings on this Form 10-Q, which resulted in additional expense of $31.

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

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

A summary of the assets acquired and liabilities assumed are as follows:

Current assets	$206
Property and equipment	21
Other assets	108
Intangible assets:
Marketing asset portfolio	350
Software technology	4,600
Customer relationships	3,960
Goodwill	4,960
Cash paid prior to merger	(6,376)
Due to dissenter	(196)
Assumed obligation to OrangeHook, Inc.	(1,358)
Current liabilities	(1,549)
Assumed debt	(103)
Value of net assets acquired	$4,623

5.    Furniture, equipment and leasehold improvements, net:
Furniture, equipment and leasehold improvements, net consisted of the following:

	September 30, 2017	December 31, 2016

Furniture and equipment	$139	$129
Furniture and equipment acquired under capital lease	247	247
Computer software	68	51
Leasehold improvements	104	104
	558	531
Less accumulated depreciation and amortization	(177)	(76)
Furniture, equipment and leasehold improvements	$381	$455

Depreciation and amortization expense for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Depreciation and amortization expense	$34	$22	$101	$44
6.    Goodwill and Intangible Assets
Goodwill as of both September 30, 2017 and December 31, 2016, by reportable segment consists of the following:

	Corporate	Salamander	Agilivant	LifeMed	Total

Balances as of December 31, 2016	$2,616	$1,567	$3,159	$4,960	$12,302
Changes	-	-	-	-	-
Balances as of September 30, 2017	$2,616	$1,567	$3,159	$4,960	$12,302

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Intangible assets as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017
		Accumulated			Estimated Useful
	Cost	Amortization	Impairment	Net	Life (in years)

Definite-life intangibles
Trademarks, patents and
marketing asset portfolio	$564	$(76)	$-	$488	5 - 10
Tradenames	891	(178)	-	713	10
Software technology	12,024	(2,554)	-	9,470	5
Customer relationships	4,005	(961)	-	3,044	5
Total intangible assets	$17,484	$(3,769)	$-	$13,715

	December 31, 2016
		Accumulated			Estimated Useful
	Cost	Amortization	Impairment	Net	Life (in years)

Definite-life intangibles
Trademarks, patents and
marketing asset portfolio	$564	$(34)	$-	$530	5-10
Tradenames	891	(111)	-	780	10
Software technology	12,024	(706)	-	11,318	5
Customer relationships	4,005	(361)	-	3,644	5
Total intangible assets	$17,484	$(1,212)	$-	$16,272

Total amortization expense for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Amortization expense	$838	$227	$2,557	$364

There were no impairment charges during the three and nine months ended September 30, 2017 and 2016, with respect to goodwill and intangible assets. We perform an annual impairment review in the fourth quarter of each fiscal year. As noted in our most recently filed 10-K and 10-K/A, there was no impairment recorded. During each interim period, we evaluate whether there have been any triggering events which may indicate an impairment of these assets. Some of the factors we evaluate include fluctuations in market conditions and business climate, Company liquidity, operational losses as compared to forecasts, and changes in our technology.
During the quarter ended September 30, 2017, on a year to date basis, we had a significant actual to forecast shortfall for both revenue and operating income. This primarily resulted from revenues we were anticipating recording during the three months ended September 30, 2017 related to our Agilivant and LifeMed ID segments.
The revenues in Agilivant are highly dependent on the performance of certain obligations by business partners, over which we exert little control. We believe these revenue targets are realizable, however, the timing is uncertain.  As part of our assessment, we updated our forecasts based on our opportunity pipeline, which included opportunities related to our efforts to evolve the product into an interoperable payments application within our solution.  As a result of this assessment, we believe that it is not more likely than not that the carrying value of our goodwill and intangible assets in the Agilivant segment exceeds its fair value.
Regarding our LifeMed ID Segment, our products are sold through our internal sales force and through a business partnership agreement we have with a computer hardware manufacturer.  We identified certain sales process improvements with this business partner which were implemented during the third quarter of 2017.  In addition, we invested in experienced internal selling resources which have been actively engaged with our business partner and potential customer targets.  These activities have resulted in a substantial increase in the sales prospects when compared to the first quarter of 2017.  As a result of this assessment, we believe that it is not more likely than not that the carrying value of our goodwill and intangible assets in the LifeMed ID segment exceeds its fair value.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

It is possible that, during the remainder of our fiscal year 2017, we may not be able to swiftly execute the contracts or implement with our partners to affect the financial results necessary to conclude that no impairment exists.  If our assumptions and related estimates change in the future or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges in future periods.  Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
The estimated future amortization expense for intangible assets during the remainder of 2017, the subsequent four years and thereafter is as follows:

Remainder of 2017	$839
2018	3,354
2019	3,354
2020	3,354
2021	2,242
Thereafter	572

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

•	Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing.

	Fair Value as of September 30, 2017				Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Contingent consideration	$-	$-	$967	$967	$-	$-	$967	$967
Put agreements	-	-	1,886	1,886	-	-	1,886	1,886
Installment payable to related party	-	681	-	681	-	-	546	546
	$-	$681	$2,853	$3,534	$-	$-	$3,399	$3,399

A reconciliation of the beginning and ending balances for the Level 3 measurement are as follows:

Balances as of December 31, 2016	$3,399
Additions	-
Transfers to Level 2	(364)
Payments and reclassifications	(182)
Balances as of September 30, 2017	$2,853

Contingent Consideration
In December 2016, we recorded a contingent consideration liability of $967, in the form of an earn-out payment of shares of common stock, related to our merger with Nuvel Holdings (see Note 4). The contingent consideration is based on achieving certain revenue results and is payable in shares of common stock. The fair value of the liability was estimated using a weighted probability approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future revenues during the earn-out period related to the assets acquired and appropriately weighting the uncertainties associated with the obligation. The assumptions used in preparing the analyses included estimates of the amount and timing of revenues. Through September 30, 2017, no shares were earned.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Installment Payable to Related Party
Under an agreement with Rene Babi, Agilivant's founder and former Executive Chairman, OrangeHook MN has agreed to distribute 151,378 shares of our common stock over a three-year period, beginning annually on April 10, 2017. As of December 31, 2016, we recorded an installment payable to related party of $546 for the outstanding shares of 151,378 at fair value per share of $3.61. On April 10, 2017, consistent with the agreement, we issued 50,460 shares of common stock under the agreement, which resulted in a reclassification of $182 from the installment payable to additional paid-in capital.  The remaining 100,918 shares are issued but not outstanding. The fair value of this obligation was determined based on the average of the bid and ask price on the OTCQB market, which was $6.75 per share on September 30, 2017. As such, we recorded a fair value adjustment of $317. In addition, because this obligation is valued based on observable inputs, this obligation is identified as a Level 2 obligation in the fair value hierarchy.  As of September 30, 2017, the balance of this obligation of $681 was transferred from Level 3 to Level 2.

Put Agreements
Batchelor Put Option Obligation
In March 2016, OrangeHook MN entered into a Registration Rights and Put Agreement, a related party transaction with David Batchelor, the founder and CEO of LifeMed which allows him to require us to repurchase, as amended, 110,714 shares of his common stock. OrangeHook MN is required to repurchase the shares at $14 per share up to a maximum of $1,550.  In 2016, in accordance with the contract, Mr. Batchelor requested that OrangeHook MN purchase a total of 114,778 shares of his common stock at a price of $14 per share, an aggregate purchase price of $1,607, of which $1,550 will be repurchased in accordance with the agreement. The Company is temporarily relieved from fulfilling its obligation under this agreement until certain settlement provisions and statutory considerations are met.  The balance of the put obligation due to Mr. Batchelor of $1,550 is included in put option obligations in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

Babi Put Option Obligation
In 2016, OrangeHook MN also agreed to purchase 1,000 shares per month of OrangeHook MN's common stock owned by Rene Babi, Agilivant's founder and former Executive Chairman, at a price of $14.00 per share for a period of 24 months beginning in January 2017. The Company is temporarily relieved from fulfilling its obligation to repurchase under the agreement until certain settlement provisions and statutory considerations are met. The balance of the put obligation due to Mr. Babi of $336 is included in put option obligations in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.
8.    Debt
Total debt as of September 30, 2017 and December 31, 2016 consists of the following:
	September 30, 2017	December 31, 2016

Line of credit	$400	$350
Notes payable to directors, gross	4,908	2,793
Convertible debentures, gross	3,443	3,428
Notes payable, gross	4,526	1,312
Other debt	65	49
	13,342	7,932

Less: unamortized portion of original issue discount	(17)	(77)
Less: unamortized portion of debt issuance costs	(93)	(14)
Total debt, net of debt issuance costs and original issue discount	13,232	7,841

Less: current portion	(11,188)	(7,841)
Long-term debt	$2,044	$-

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

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

On June 21, 2017, in conjunction with the lending provided by the Company's Chairman of the Board, as described under "Notes Payable to Directors", cash collateral was reduced by $150, therefore the line of credit was reduced by $150 to $400.

The balance outstanding under this line of credit was $400 and $350 as of September 30, 2017 and December 31, 2016, respectively.

Interest related amounts are listed below:

	Nine Months Ended September 30,
	2017	2016

Contractual interest expense	$15	$7
Interest paid	15	7

Notes Payable to Directors
Since inception, the Company has received interest-bearing advances from various directors and their affiliates, as related parties. During the nine months ended September 30, 2017, we received interest-bearing advances from two directors which totaled $2,670 and made payments to directors of $555. Proceeds of $1,200 were part of the senior notes authorized on March 31, 2017, as described below under 2017 Debt Participation Program. The maturity dates of the notes payable to directors are generally less than twelve months; however, the $1,200 of the notes payable issued under the 2017 Debt Participation Program during the nine months ended September 30, 2017, have initial terms of two years from issuance. As of September 30, 2017, $1,500 of our Notes Payable to Directors are a weighted average 9.2 months past due from the original maturity dates. Our directors have indicated the delated repayment is not an event of default.  Original issuance discount and debt issuance costs are being amortized over the term of the notes and amortization expense is recorded in interest expense in the accompanying consolidated statements of operations.

	September 30, 2017	December 31, 2016

Face amount of notes payable to directors	$4,908	$2,793
Unamortized original issue discount	(12)	-
Unamortized debt issuance costs	(33)	-
	4,863	2,793
Less: current portion	(3,708)	(2,793)
Notes payable to directors, net, less current portion	$1,156	$-
Notes payable to directors accrue interest at a range of 0% to 12% per annum. The weighted average interest rate on outstanding notes payable to directors at September 30, 2017 was 7.1%. Interest related amounts are listed below:

	Nine Months Ended September 30,
	2017	2016

Contractual interest expense	$277	$184
Amortization of original issue discounts	4	198
Amortization of debt issuance costs	10	-
Interest paid	2	45

As of September 30, 2017, and December 31, 2016, there was $313 and $42, respectively, of accrued and unpaid interest on notes payable to directors.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Convertible Debentures
Convertible debentures as of September 30, 2017 and December 31, 2016, which includes convertible notes assumed in the Merger of $15, consist of the following:

	September 30, 2017	December 31, 2016

Face amount of debentures	$3,443	$3,443
Unamortized original issue discount	(5)	(77)
Unamortized debt issuance costs	-	(14)
	3,438	3,352
Less: current portion	(3,438)	(3,352)
Convertible debentures, net	$-	$-

Interest related amounts are listed below:

	Nine Months Ended September 30,
	2017	2016

Contractual interest expense	$258	$239
Amortization of original issuance discount	72	321
Amortization of debt issuance costs	14	82
Interest paid	-	81

Convertible debentures accrue interest at an annual rate of 10%, except for the assumed convertible notes of $15, which accrue interest at the default rate of 18% per annum. As of September 30, 2017, and December 31, 2016, there was $427 and $163, respectively, of accrued and unpaid interest on convertible notes.

Certain of the Company's directors provided joint and several personal guaranties to certain lenders. Convertible debentures subject to these guaranties as of September 30, 2017 and December 31, 2016 is $2,455 and $2,455, respectively.

The outstanding balance of convertible debentures includes $1,193 from board members, officers and their affiliates, as related parties, as of both September 30, 2017 and December 31, 2016. Interest expense related to these amounts of $89 and $78 was recorded for the nine months ended September 30, 2017 and 2016, respectively. Accrued interest payable on these amounts was $181 and $61 as of September 30, 2017 and December 31, 2016, respectively.

On October 30, 2017, we retired $2,696 of convertible debentures, of which none was held by board members, officers or their affiliates. See additional information in Note 18 "Subsequent Events".

Notes Payable
Notes payable as of September 30, 2017 and December 31, 2016 consists of the following:

	September 30, 2017	December 31, 2016

Notes payable	$4,178	$950
Assumed notes payable	347	347
Unamortized debt issuance costs	(60)	-
	4,465	1,297
Less: current portion	(3,577)	(1,297)
Notes payable, less current portion	$888	$-

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Interest related amounts are listed below:

	Nine Months Ended September 30,
	2017	2016

Contractual interest expense	$754	$4
Amortization of original issue discount	121	53
Amortization of debt issuance costs	7	-
Interest paid	297	2

During the nine months ended September 30, 2017, we received unsecured, short-term loans of $5,488, less original issue discount of $121 and made principal payments of $2,259.

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

On February 17, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $75. The loan is non-interest bearing and is due on demand. On May 23, 2017, we repaid $75 of principal.

On February 23, 2017, OrangeHook MN entered into a short-term debt agreement with two parties totaling $250. On March 1, 2017, OrangeHook MN repaid this note together with accrued interest of $10.

On February 24, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $165 with a due date of March 24, 2017. Net proceeds of $147 were received representing the principal amount less an original issue discount of $15 and fees of $3. Interest of a fixed amount of $5 is due at maturity. In connection with this transaction, for a fee of $4 plus interest of $11, OrangeHook MN extended, to March 25, 2017, an outstanding loan of $500, from the same lender, which was originally issued in July 2016. On March 24, 2017, OrangeHook MN exercised an extension for both loans through April 15, 2017, in exchange for a fee of $5 plus additional interest of $13. On April 15, 2017, OrangeHook entered into an agreement with a current lender which extended the maturity date on these two loans from April 15, 2017 to May 27, 2017. In consideration for the extension granted by the lender, we agreed to pay additional loan discount points totaling $33 plus a fixed amount of interest of $52. In addition, we paid interest accrued to that date of $63. These loans may be extended until June 30, 2017 upon payment by OrangeHook MN of an amount equal to one-half of the interest amount due of $26 on May 27, 2017. On May 30, 2017, we paid $26 of interest as required by the agreement, which resulted in the agreement being extended through June 30, 2017.

On July 5, 2017, we repaid $525 and $173 of notes payable principal on two notes issued July 7, 2016 and February 27, 2017, respectively, along with accrued interest of $26. From this same lender, on July 7, 2017, we received a new loan in the amount $250. The principal of $250 and interest of $15 was due September 5, 2017 and has been extended as described below.

On July 31, 2017, we entered into a Commercial Promissory Note with the same lender in the principal amount of $1,000, the principal of which is now $1,054. The maturity date of the note is October 30, 2017. We are required to pay a loan discount fee of $50 and interest of $90 by August 30, 2017. The note may be extended for an additional 90-day period until January 28, 2018 under the same terms if there has been no default under the note or personal guaranties. The note is supported by a confession of judgment by the Company and five personal guarantees and confessions of judgment, including four members of the Board of Directors. The interest and principal payments required on August 30, 2017, and September 5, 2017 were not made and constituted an event of default. On September 8, 2017, we entered into a forbearance agreement with the lender, which required payments of $278 and $90 on October 1, 2017, which were made. On October 30, 2017 we exercised the option to extend our $1,054 Commerical Promissory Note, consistent with the terms of the agreement.  The maturity date is extended to January 28, 2018, as described in Note 18 Subsequent Events.

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

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

On April 27, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $250. Interest is a fixed amount of $10 per week, regardless of when the loan is repaid. On May 19, 2017, we paid $30 of accrued interest and there is $180 of accrued interest as of September 30, 2017.

On May 26, 2017, OrangeHook MN entered into a financing agreement with a lender in the amount of $600. Under the terms of the agreement, $850 of proceeds from five active contracts in LifeMed segment have been assigned to the individual lender. The contract terms extend through July 2020, as such, the proceeds from the contracts will continue to be collected by the individual lender.  The annual interest rate is 27.8% and is being recorded as interest expense. As of September 30, 2017, $136 of payments had been made, leaving an amount of $463 outstanding. There were $66 of debt issuance costs associated with this agreement, which are being amortized over the term of the agreement.

On June 22, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $150 which is due July 21, 2017. Interest accrues at a rate of 20 basis points and a minimum of $8, due no later than July 21, 2017. This note and accrued interest was paid on July 28, 2017.

On June 5, 2017, OrangeHook MN received an advance in the amount of $184, which has a maturity date of June 5, 2019 and accrues interest at 6.5% per annum.

On July 25, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $100 which matures March 1, 2018. Interest accrues at a rate of 15.0% per annum. The note is supported by four personal guarantees, including three members of the Board of Directors.

On August 7, 2017, OrangeHook MN entered into a short-term debt agreement with a lender, which is a corporation owned by the children of a related-party, in the amount of $500, and matures on November 4, 2017. Stated interest for the period is $50, or 41.0% per annum.

On August 15, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $20 which matures November 15, 2017. Interest accrues at a rate of 10.0% per annum. The note is supported by two personal guarantees by member of the Board of Directors.

On August 30, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $250 which matures March 1, 2017. Interest accrues at a rate of 15.0% per annum. The note is supported by three personal guarantees by members of the Board of Directors.

On August 31, 2017, OrangeHook MN entered into a short-term debt agreement with a lender in the amount of $50 which matures February 28, 2019. Interest accrues at a rate of 24.0% per annum. On September 12, 2017, OrangeHook MN entered into a short-term debt agreement with the same lender in the amount of $25 which matures February 28, 2019. Interest accrues at a rate of 24.0% per annum. In addition, on September 29, 2017, OrangeHook MN entered into an on-demand advance with the same lender in the amount of $35, which did not accrue interest and was repaid on October 5, 2017.

On September 15, 2017, OrangeHook MN entered into a promissory note with a lender in the amount of $300 which matures March 14, 2018. Interest accrues at a rate of 24.0% per annum.

On September 29, 2017, we received an on-demand advance of $50, which accrues interest at 24.0% per annum. This advance was repaid on October 5, 2017.

Included in notes payable is $350 of short-term notes due to a related party. There were no payments made on these notes and $350 was outstanding as of September 30, 2017 and December 31, 2016.

Additionally, on September 29, 2017, we reclassified $150 to notes payable from accrued expenses as a result of the settlement of the dissenting shareholder suit described in Part II – Other Information; Item 1. Legal Proceedings on this Form 10-Q.

As of September 30, 2017, and December 31, 2016, there was $892 and $341, respectively, of accrued and unpaid interest on notes payable.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

Other Debt
We finance certain of our contracts for insurance premiums. The contracts are generally for one year of coverage and include interest at rates of 6.7%, 9.6% and 11.0%.
	September 30, 2017	December 31, 2016

Insurance premium financing contracts current portion	65	49

Interest related amounts are listed below:

	Nine Months Ended September 30,
	2017	2016

Contractual interest expense	$3	$3
Interest paid	3	2

We made payments of $84 during the nine months ended September 30, 2017. The balance of these contracts was $65 and $49 as of September 30, 2017 and December 31, 2016.

2017 Debt Participation Program
On March 31, 2017, the Board of Directors authorized the issuance of up to $7,000 of senior notes pursuant to the terms of a participation and payment priority agreement. Terms of the senior notes include interest of 10% per annum, payable quarterly, unless negotiated otherwise, with a maturity date of two years from the issue date. In addition, lenders receive an up-front participation fee equal to 3.5% of the amount of the note and three-year warrants equal to 14% of the amount of the note at an exercise price of $10.00 per share which vest ratably over the term of the note. As of September 30, 2017, OrangeHook has received a total of $1,300 of proceeds under this offering, $1,200 of which have been received from the Company's Chairman of the Board. Warrants to purchase 182,000 shares of common stock were issued in conjunction with the program. The fair value of these stock warrants, which will be amortized as original issue discount over the term of the notes, was determined to be $15, which represents the estimated present value at grant date using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	1.48 - 1.50%
Expected volatility	36.1 - 38.2%
Dividend yield	0.0%
Expected option life (years)	3

9.    Commitments and Contingencies

We lease office space for our corporate offices and for each of our subsidiaries, through noncancelable operating leases. Rent expense, which includes charges for common area and maintenance expenses, was $176 and $99 for the three months ended September 30, 2017 and 2016, respectively, and $527 and $260 for the nine months ended September 30, 2017 and 2016, respectively.

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

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

10.    Preferred Stock

During the three and nine months ended September 30, 2017, we issued 125 and 1,220 units, respectively, of OH-2 preferred stock in exchange for proceeds of $125 and $1,220, respectively, net of financing fees of $2 and $72, respectively. Attached to the units of preferred stock which were issued during the three and nine months ended September 30, 2017, were seven-year warrants to purchase up to 8,938 shares and 87,230 shares, respectively, of common stock at a price of $7.00 per share.

Preferred stock dividends, related to OH-2 preferred stock of $341 and $265 were recorded for the three months ended September 30, 2017 and 2016, respectively and $984 and $678 were recorded for the nine months ended September 30, 2017 and 2016, respectively. Dividends on OH-2 preferred stock are legally obligated regardless of whether they are declared by the Company's Board of Directors.

As of September 30, 2017, there were no Series A Preferred stock issued and outstanding. Cumulative dividends in arrears totaled $3 as of September 30, 2017 and December 31, 2016 and have not been declared by Board of Directors.

During the three months ended September 30, 2017, in accordance with the Certificate of Designation, all 20,000 shares of Series B Preferred stock were converted into shares of common stock, which resulted in one share of common stock being issued. As of September 30, 2017, there were no shares of Series B Preferred stock issued and outstanding. Cumulative dividends in arrears totaled $21 and $17 as of September 30, 2017 and December 31, 2016, respectively, and have not been declared by Board of Directors.

During the three months ended September 30, 2017, in accordance with the Certificate of Designation, all 371,052 shares of Series C Preferred stock were converted into shares of common stock, which resulted in four shares of common stock being issued. As of September 30, 2017, there were no shares of Series C Preferred stock issued and outstanding. Cumulative dividends in arrears totaled $321 and $260 as of September 30, 2017 and December 31, 2016, respectively, and have not been declared by the Company's Board of Directors.

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

During the nine months ended September 30, 2017, non-qualified stock option activity was as follows:
				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except number of options, exercise price and years)	options	exercise price	value	term (years)

Outstanding as of December 31, 2016	1,379,566	$5.40	$848	8.9
Granted	105,707	3.36	-	-
Exercised	-	-	-	-
Forfeited or expired	(378,480)	7.29	-	-
Outstanding as of September 30, 2017	1,106,793	$4.56	$3,456	8.2
Exercisable as of September 30, 2017	749,035	$4.44	$2,426	7.9
Remaining authorized options available for issue	271,620
Included in the number of non-qualified options shown above are non-qualified stock options issued outside the plan of 378,413 as of September 30, 2017 and 478,413 as of December 31, 2016.

The intrinsic value of a stock award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. On June 21, 2017, shares of our common stock began to trade on the OTCQB market. As such, for the three months ended September 30, 2017, the fair market value of our common stock is determined by the average of the bid price and ask price on the OTCQB market.  As of September 30, 2017, and December 31, 2016, the fair value of our common stock was $6.75 and $3.61 per share, respectively.

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as expense on a straight-line basis over the options' vesting periods. There were 105,707 and 488,475 options granted during the nine months ended September 30, 2017 and 2016, respectively. The weighted average fair value of the stock options granted during the nine months ended September 30, 2017 and 2016 was determined to be $1.98 and $0.64 per share, which represents the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:
	Nine Months Ended September 30,
	2017	2016

Risk-free interest rate	2.3%	1.6%
Expected volatility	39.0%	36.1%
Dividend yield	0.0%	0.0%
Expected option life (years)	10	10

We recognized non-cash non-qualified stock option compensation expense for the three months ended September 30, 2017 and 2016, of $371 and $71, respectively, and for the nine months ended September 30, 2017 and 2016, we recognized $331 and $187, respectively. Non-cash non-qualified stock option compensation expense is included in general and administrative expenses. As of September 30, 2017, there was a total of $258 in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.3 years.

12.    Stock Warrants

Warrants to purchase shares of the Company's common stock have been issued in connection with issuances of preferred stock (See Note 10), convertible debentures (See Note 8) and for certain other situations. Warrants outstanding and exercisable as of September 30, 2017 are as follows:

	Number of			Weighted
	shares			average
	outstanding	Weighted	Aggregate	remaining
	and	average	intrinsic	contractual
(in thousands except number of options, exercise price and years)	vested	exercise price	value	term (years)

Outstanding and exercisable as of December 31, 2016	2,515,919	$20.08	$378	5.7
Granted	451,802	8.66	-	4.1
Exercised	(76,087)	3.10	-	-
Forfeited or expired	(33,585)	-	-	-
Outstanding as of September 30, 2017	2,858,049	$18.88	$421	4.8
Exercisable as of September 30, 2017	2,636,019	$19.72	$421	5.0

The intrinsic value of a stock award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. During the three months ended September 30, 2017, shares of our common stock began to trade on the OTCQB market. As such, for the three months ended September 30, 2017, the fair market value of our common stock is determined by the average of the bid price and ask price on the OTCQB market.   As of September 30, 2017 and December 31, 2016, the fair value of our common stock was $6.75 per share and $3.61 per share, respectively.

During the three months ended September 30, 2017, the Company had identified 20,556,642 warrants which were assumed during the Merger transaction. After giving effect to the Merger transaction and the related reverse stock split, 119 warrants remain outstanding with a weighted average exercise price per share of $276,000. The weighted average remaining term of the warrants is 2.0 years. These shares have been retrospectively included in the December 31, 2016 amounts as noted above.  The weighted average exercise price at September 30, 2017, excluding these 119 warrants was $7.39.

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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Basic and diluted net loss attributable to common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(3,948)	$(5,012)	$(12,322)	$(9,477)
Denominator:
Weighted-average common shares outstanding	6,829,936	5,187,211	6,752,505	4,403,585
Basic and diluted net loss per share	$(0.58)	$(0.97)	$(1.82)	$(2.15)

As of September 30, 2017, and 2016 the following anti-dilutive securities were outstanding. These anti-dilutive securities were excluded from the weighted-average shares used to calculate the diluted net loss per common share as follows:

	As of September 30,
	2017	2016
Restricted stock	-	200,000
Non-qualified stock options	1,106,793	916,888
Stock warrants	2,858,049	2,338,279
	3,964,842	3,455,167

14.    Income Taxes

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant. If our actual results and updated projections vary significantly from the projections used as a basis for this determination, we may need to increase or decrease the valuation allowance against the gross deferred tax assets. We would adjust our valuation allowance in the period the determination was made. The Company considers projected future taxable income and ongoing tax planning strategies and then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. As of September 30, 2017, the Company had available unused federal net operating loss carryforwards of approximately $31,985. The net operating loss carryforwards will expire at various dates from 2025 through 2036. The Company's ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. We have not performed an analysis to determine if an ownership change has occurred. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2017, and December 31, 2016, we did not have any material uncertain tax positions.

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

Segment disclosures are as follows:

(in thousands)	For the Three Months Ended September 30, 2017
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$256	$5	$512	$-	$773
Loss from operations	(206)	(217)	(940)	(1,129)	(2,492)
Net loss	(206)	(184)	(952)	(2,265)	(3,607)
Total assets	(374)	894	(1,601)	28,203	27,122
Depreciation and amortization	26	59	458	330	873
Capital expenditures	(2)	-	-	(2)	(4)
Interest expense, net of interest income	-	(8)	(12)	(1,135)	(1,155)

	For the Three Months Ended September 30, 2016
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$223	$25	$73	$-	$321
Loss from operations	(275)	(367)	(972)	(1,710)	(3,324)
Net loss	(275)	(307)	(975)	(3,190)	(4,747)
Total assets	183	1,888	1,321	20,985	24,377
Depreciation and amortization	26	59	156	9	250
Capital expenditures	-	-	(7)	(6)	(13)
Net loss on Investment in LifeMed ID, Inc.	-	-	-	(46)	(46)
Gain on extinguishment of debt	-	-	-	172	172
Interest expense, net of interest income	-	(7)	(3)	(1,606)	(1,616)

(in thousands)	For the Nine Months Ended September 30, 2017
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$1,079	$9	$834	$-	$1,922
Loss from operations	(452)	(668)	(3,470)	(4,882)	(9,472)
Net loss	(453)	(567)	(3,500)	(6,818)	(11,338)
Total assets	(374)	894	(1,601)	28,203	27,122
Depreciation and amortization	79	178	1,369	1,032	2,658
Capital expenditures	(5)	-	-	(21)	(26)
Gain on extinguishment of debt	-	-	-	-	-
Interest expense, net of interest income	-	(24)	(30)	(1,936)	(1,990)

	For the Nine Months Ended September 30, 2016
	Salamander	Agilivant	LifeMed	Corporate	Total

Revenue	$684	$27	$73	$-	$784
Loss from operations	(741)	(814)	(972)	(4,212)	(6,739)
Net loss	(741)	(242)	(975)	(6,841)	(8,799)
Total assets	183	1,888	1,321	20,985	24,377
Depreciation and amortization	78	150	156	24	408
Capital expenditures	(1)	(3)	(7)	(27)	(38)
Net loss on Investment in LifeMed ID, Inc.	-	-	-	(404)	(404)
Gain on extinguishment of debt	-	569	-	173	742
Interest expense, net of interest income	-	(50)	(3)	(2,398)	(2,451)

OrangeHook, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except for share and per share amounts)

16.    Proforma Combined Financial Information (unaudited)
The following unaudited supplemental pro forma information presents the financial results as if the acquisitions of Agilivant, LifeMed, and Nuvel had occurred on January 1, 2016 for the three and nine months ended September 30, 2016. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2016, nor are they indicative of any future results.

(in thousands, except for share and per share amounts)	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016

Revenue	$480	$1,093
Loss from operations	$(5,340)	$(11,621)
Net loss before non-controlling interest in subsidiary	$(6,805)	$(13,820)
Net loss attributable to common stockholders	$(7,002)	$(14,431)
Loss per common share - basic and diluted	$(1.36)	$(3.43)
Pro forma weighted average common shares outstanding - basic and diluted	5,164,599	4,211,975

17.    Related-Party Transactions

Lease obligations
Our subsidiary LifeMed is obligated under a non-cancellable operating lease with Mr. Batchelor, CEO of LifeMed and his spouse, as owners of the property. Base rent paid to Mr. Batchelor during the three and nine months ended September 30, 2017 was $0 and $28, respectively. There were $11 of base rent paid to Mr. Batchelor during the three and nine months ended September 30, 2016. There was $22 and no amounts accrued at September 30, 2017 and December 31, 2016, respectively.

OrangeHook subleases office space in Wayzata, Minnesota from a company controlled by family members of the Company's Chief Executive Officer and director under an operating lease dated December 15, 2014. During the three months ended September 30, 2017 and 2016, we paid rent to the related company of $5 and $16, respectively. During the nine months ended September 30, 2017 and 2016, we paid rent to the related company of $21 and $42, respectively. There was $27 and $5 accrued at September 30, 2017 and December 31, 2016, respectively.

Business Relationship
OrangeHook engaged with a corporation to provide business advisory services of which an individual director and officer of OrangeHook MN is also the Chairman of that corporation. The corporation provides business advisory services which include identifying potential investors, general business development, and other services as required. During the three and nine months ended September 30, 2017, we paid $37 and $57, respectively. During the three and nine months ended September 30, 2016, we paid $120 and $136, respectively. There was $43 and $22 accrued at September 30, 2017 and December 31, 2016, respectively.

Waiver of Executive Compensation
On September 29, 2017, with two executive officers agreed to waive payment of accrued but unpaid compensation. Through September 29, 2017, the Company had accrued but deferred payment of wages in the amount of $443 and $105 due to its Chief Executive Officer and Chief Strategy Officer, respectively. For the Chief Executive Officer, the accrual resulted from his elective deferral of a portion of his base salary from the date of his employment contract through September 30, 2017. For the Chief Strategy Officer, the accrual was the result of his elective deferral of a portion of his base salary from the date of his employment contract through March 3, 2017.

On September 29, 2017, they agreed to waive altogether any payment of the $508 accrual amount. As part of the agreement, they agreed to waive any claims relating to non-payment.

18.    Subsequent Events

Subsequent to September 30, 2017 and through November 14, 2017, the date of the filing of this report, the following subsequent events have occurred:

On October 3, 2017, we received a loan of from three directors in the amount of $175. The loan was due November 9, 2017, and bears interest at a rate of 6.3% per annum.  Terms of an extension are being negotiated.

On October 5, 2017, we entered into an Agreement for Assignment of Contract Proceeds with an individual with respect to future contractual payments from a business partner. In consideration for the assignment of rights to receive payment, the individual loaned the Company $1,950. The Company will make periodic scheduled payments of varying amounts, regardless of whether the business partner pays on a timely basis. As a result of this agreement we entered into a Commercial Guaranty with a bank for $2,000, which requires us to guarantee the repayment by the individual until the principal and interest is repaid and prohibits us from certain other actions.

On October 30, 2017, we exercised the option to extend a $1,054 Commercial Promissory Note, consistent with the terms of the agreement. The maturity date is extended to January 28, 2018.

On October 30, 2017, we received a loan from one director in the amount of $2,900 that accrues interest at a rate of 10.0%. The loan is due October 30, 2018, with a one-year renewal option. The net proceeds were used to retire convertible debentures, notes payable to directors and notes payable in the amount of $2,215, $240, and $250, respectively.

On November 8, 2017, we entered into Simple Agreements for Future Equity (the "SAFE Agreements") with certain investors and received aggregate proceeds of $300,000. The terms of the SAFE Agreements provide that we will issue equity to the investors in our next equity financing that meets certain conditions described in the SAFE Agreements as further described in our 8-K which was filed with the Securities and Exchange Commission on November 14, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements and information that are based upon beliefs of and information currently available to management as well as estimates and assumptions made by management. When used in the filings the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "may," "will," or the negative variation of these terms and similar expressions as they relate to the Company or management identify forward-looking statements. These statements include those relating to our business strategy, our future results of operations, including our expectations as to expected and potential new sources of revenue or increases in revenue from existing sources, our future gross margins and levels of product development and sales and marketing expenses, our sales and marketing activities, our competitive market position, our product development activities and our financing. They reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to our industry and operations and results of operations, such as our beliefs regarding the operational efficiencies offered by our platform; the competitiveness of our products; the effectiveness of our marketing strategies; the strength and security of our intellectual property; our expectations regarding generation of revenue from current and future business partnerships and other business relationships; our ability to control costs for outside services and other general and administrative expenses; our ability to further develop our products and to leverage their interoperability; the risk that we will need to raise additional capital to fund our operations and such capital either may not be available to us or be available on acceptable terms; the risk that we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may need to reduce and/or cease our operations; the risk that a "going concern" opinion from our auditors could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives on terms acceptable to us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

During 2015 and 2016, prior to the Merger, OrangeHook MN acquired Salamander Technologies, Inc. (now Salamander Technologies, LLC, "Salamander"), an 82% interest in Agilivant LLC, ("Agilivant") and LifeMed ID, Inc. ("LifeMed"). Although Salamander, Agilivant and LifeMed each have entered their revenue generation phase, the sales cycle for each offering is longer than the average sales cycle, as is typical with SaaS-based solutions. We are seeking to expand our sales distribution channels through partners and additional sales personnel to increase our sales opportunities. Also in 2016, OrangeHook MN purchased certain intellectual property and other assets of LifeNexus, Inc. ("LifeNexus"). As a result of OrangeHook acquiring OrangeHook MN in late 2016 pursuant to the Merger Agreement, OrangeHook became the ultimate parent entity of OrangeHook MN, Salamander, Agilivant and LifeMed and the ultimate owner of the LifeNexus assets. Following the Merger, OrangeHook continues to own its other operating subsidiary, Nuvel, Inc. The LifeNexus technologies and the technologies offered by Nuvel, Inc. are in the late stages of development, and we expect to commence field trial activity during the current calendar year.

Portfolio Companies
Our four operating portfolio companies, Salamander, Agilivant, LifeMed and Nuvel, have proprietary software applications and services which are unique to the OrangeHook suite of identification solutions. OrangeHook believes that the solutions offered by its portfolio companies have the potential to provide an efficient, cost effective, and comprehensive solution to the issues surrounding correct patient identification, first responder credentialing, and payment authentication. Management believes that our identity solutions can transcend specific industry verticals and become usable across a wide spectrum of applications. Our ability to implement our solutions across industry specific verticals will depend, in part, on our ability to fund any necessary information technology initiatives, to market the solutions at correct management levels in our customer base and our success in early adopter installations. Management believes the interoperability features of our portfolio companies' suite of software applications position OrangeHook for a competitive advantage in the healthcare, first responder, and payments industries and will be attractive to other industries across multiple disciplines in the future.

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

Salamander

Our Salamander segment accounted for $1,079 and $684, or approximately 56.1% and 87.2% of our revenues, for the nine months ended September 30, 2017 and 2016, respectively. OrangeHook acquired the Salamander business in October of 2015. Salamander competes in the emergency management tracking and accountability solutions industry. Salamander sells its SaaS solutions primarily through its internal sales staff and through agreements with channel distributors. The channel distributor group is comprised of regional technical centers, resellers and lead generators, all of which have non-exclusive rights to internal sales activity in various geographic territories in the United States. As of September 30, 2017, we had 11 active channel distributors.

Agilivant

Our Agilivant segment accounted for $9 and $27, or approximately 0.4% and 3.4% of our revenues, for the nine months ended September 30, 2017 and 2016, respectively. OrangeHook acquired an 82% majority interest in Agilivant, LLC in February of 2016. Agilivant offers a hybrid SaaS-based payment technology solution, encompassing both issuing and acquiring bank functionality, in the financial transfer and remittance services industry. Agilivant's current activities focus on the sale of instances of its software and third party joint revenue sharing opportunities and does not maintain a relationship with a bank for card programs. We continue our planned strategic evolution of our Agilivant technology from a stand-alone product to a payments functionality aligned within our identity solutions suite.

LifeMed

Our LifeMed segment accounted for $834 and $73, or approximately 43.4% and 9.3% of our revenues, for the nine months ended September 30, 2017 and 2016, respectively. We made a series of investments in LifeMed beginning in December 2014 and acquired the remaining equity interests in LifeMed on July 20, 2016. LifeMed competes in the healthcare information systems industry, which has shown that, in addition to the longer sales cycle associated with SaaS-based offering, the sales cycle includes a large variety of internal stakeholders, regulatory considerations and other factors, which may further lengthen the sales process. With the LifeMed application, all medical records can be linked via a secure, cloud-based application to allow access to a complete history instantly through a SaaS-based solution. The LifeMed application utilizes a library of application programming interfaces to overlay, enhance, and integrate, with existing systems, while at the same time facilitating connectivity with outside third-party systems and databases. Management expects to further enhance the LifeMed platform through the integration of additional OrangeHook portfolio products including payment applications, personal health storage features, and secure health record file transfer capabilities.

Nuvel

Nuvel, Inc. is an early-stage company engaged in the business of designing, developing and selling a family of proxy and other applications and related software and services that can secure, accelerate and optimize the flow, delivery and performance of end users' business applications, web content and other information to users over private enterprise networks, or across an enterprise's gateway to the public Internet. Nuvel's approach—the Network Data Tunnel (NDT) solution— streamlines the transfer process itself rather than modifying the file being sent.  The NDT solution can increase transfer speeds by up to 150 times.  The software requires minimal time and effort to incorporate into extant systems, and due to the massive increases in bandwidth utilization, can be used to facilitate mass integration into cloud-based systems. Results of operations for Nuvel are included in the 'Corporate' results.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion addresses:

•	the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2017 and 2016 and
•	our financial condition as of September 30, 2017.

This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in our 2016 Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission.

Consolidated Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total Revenue
Total revenue for the three months ended September 30, 2017 and 2016 was $773 and $321, respectively, representing an increase of $452 or 140.8%.  The increase was primarily due to increased revenue in our LifeMed ID and Salamander segments of $439 and $33, respectively. The Company has executed and may execute additional contracts with various partners that we believe will assist with expanding revenue generation in future periods.

Total Cost of Sales
Total cost of sales for the three months ended September 30, 2017 and 2016 was $117 and $95, respectively, representing an increase of $22 or 23.2%.  The increase was primarily due to increases in our Salamander and LifeMed ID segments of $16 and $6, respectively.

Total Gross Margin
Total gross margin for the three months ended September 30, 2017 and 2016 was $656 and $226, respectively, representing an increase of $430 or 190.3%.  The increase was primarily due to increased gross margin in our LifeMedID segment. Gross margins were 84.9% and 70.4% for the three months ended September 30, 2017 and 2016, respectively.

Operating Expenses
Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits, and taxes, marketing programs, external consulting and professional services, travel, and depreciation and amortization expenses. Additionally, operating expenses were impacted by the additional results of our company, LifeMed, acquired in July of 2016 and full period results for Agilivant, which was acquired in February 2016.

(dollars in thousands)	Three Months Ended September 30,
	2017	2016	$ Change	% Change

Product development	$568	$838	$(270)	(32.2)%
Sales and marketing	291	308	(17)	(5.5)
General and administrative	2,289	2,404	(115)	(4.8)
Interest Expense	1,155	1,616	(461)	(28.5)

Product Development
Product development expense for the three months ended September 30, 2017 decreased by $270, or 32.2%, to $568 as compared to $838 for the same period of 2016. Product development expenses in the three months ended September 30, 2017 included $80 of development expense related to development of LifeNexus assets, primarily the iChip software, which are recorded at the OrangeHook parent company level.  Product development expense as a percentage of total revenue was 73.5% and 261.1% for the three months ended September 30, 2017 and 2016, respectively.

Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2017 decreased by $17 or 5.5%, to $291 as compared to $308 for the same period of 2016. The decrease was primarily due to a reduction of expenses in our Salamander segment. Sales and marketing expenses as a percentage of total revenue was 37.6% and 96.0% for the three months ended September 30, 2017 and 2016, respectively.

General and Administrative
General and administrative expense for the three months ended September 30, 2017 decreased by $115 or 4.8%, to $2,289 as compared to $2,404 for the same period of 2016. The results were impacted by an increase due to the inclusion of general and administrative expenses of $525 for our LifeMed segment, which was purchased July 20, 2016, and an increase of $250 of amortization related to amortization of intangible assets acquired in 2016 offset by a net gain on settlement or other resolution of certain liabilities of $998. General and administrative expenses as a percentage of total revenue was 296.1% and 748.9% for the three months ended September 30, 2017 and 2016, respectively.

Interest Expense
Interest expense for the three months ended September 30, 2017 decreased by $461 or 28.5%, to $1,155 as compared to $1,616 for the same period of 2016. Included in interest expense for the three months ended September 30, 2016 was $1,198 related to a put option obligation. Cash interest expense on outstanding debt was $650 and $265 for the three months ended September 30, 2017 and 2016, respectively. Total debt increased $3,305 to a total of $13,232 as of September 30, 2017 compared to $9,927 at the same period in 2016. Amortization of debt issuance costs, original issue discount and financing fees, which are included in interest expense, was $111 and $340 for the three months ended September 30, 2017 and 2016, respectively.

Non-controlling Interest in Subsidiary
During the three months ended September 30, 2017 the net loss attributable to non-controlling interest in subsidiary was $40 and for the three months ended September 30, 2016 the net loss attributable to non-controlling interest was $67. The non-controlling interest in the subsidiary is due to OrangeHook owning 82% of Agilivant, while the remaining 18% is held by minority owners.

Net Loss
As a result of the above, net loss for the three months ended September 30, 2017 was $3,607 compared to $4,747 for the same period of 2016.

Salamander Segment
(dollars in thousands)

	Three Months Ended September 30,
	2017	2016	$ Change	% Change

Total revenue	$256	$223	$33	14.8%
Cost of sales	59	43	16	37.2
Gross margin	$197	$180	$17	9.4
Gross margin %	77.0%	80.7%

Product Development	$192	$186	$6	3.2%

Total revenue in the Salamander segment for the three months ended September 30, 2017 increased by $33, or 14.8%, to $256 as compared to revenue of $223 for the three months ended September 30, 2016.   Salamander had 10 active channel distributers during the quarter, which generated 48.1% percent of our contracted revenue for the three months ended September 30, 2017, and 9 active channel distributors for the three months ended 2016, which generated 64.8% of our contracted revenue for the three months ended September 30, 2016.

Total cost of sales in the Salamander segment for the three months ended September 30, 2017 increased by $16 or 37.2% to $59 as compared to cost of sales of $43 for the three months ended September 30, 2016. The increase resulted primarily from an increase in third-party software costs related to one new customer contract.

Total gross margin for the Salamander segment was $197 and $180 for the three months ended September 30, 2017 and 2016, respectively.  Gross margin in the Salamander segment was 77.0% and 80.7% for the three months ended September 30, 2017 and 2016, respectively.

Total product development expense for the Salamander segment for the three months ended September 30, 2017 increased by $6 or 3.2%, to $192 as compared to $186 for the three months ended September 30, 2016.  Product development expenses as a percentage of total Salamander revenue was 75.0% and 83.4% for the three months ended September 30, 2017 and 2016, respectively. Investments in product development relate to the increased functionality integrated into our SalamanderLiveTM product and ongoing software support.

Agilivant Segment
(dollars in thousands)

	Three Months Ended September 30,
	2017		2016		$ Change	% Change

Total revenue	$5		$25		$(20)	(80.0)%
Cost of sales	-		-		-	*
Gross margin	$5		$25		$(20)	*
Gross margin %	*	%	*	%

Product Development	$10		$131		$(121)	(92.4)%

*Not meaningful

Total revenue in the Agilivant segment for the three months ended September 30, 2017 decreased by $20, or 80.0%, to $5 as compared to revenue of $25 for the three months ended September 30, 2016.

There was no cost of sales incurred during the three months ended September 30, 2017 and 2016.

Total product development expenses for the three months ended September 30, 2017 decreased by $121, or 92.4%, to $10 as compared to $131 for the three months ended September 30, 2016. The temporary decrease in product development expense reflects the planned strategic evolution of our Agilivant technology from a stand-alone product to a payments functionality aligned within our identity solutions suite.

LifeMed Segment
(dollars in thousands)

	Three Months Ended September 30,
	2017	2016	$ Change	% Change

Total revenue	$512	$73	$439	601.4%
Cost of sales	58	52	6	11.5
Gross margin	$454	$21	$433	*
Gross margin %	88.7%	28.8%

Product Development	$366	$521	$(155)	(29.8)%

*Not meaningful

The acquisition of LifeMed was completed on July 20, 2016. Accordingly, the 2016 results herein reflect the amounts incurred for the partial period from the date of acquisition through the reporting period end, September 30, 2016.

Total revenue in the LifeMed segment for the three months ended September 30, 2017 was $512 compared to $73 recorded from the date of acquisition on July 20, 2016 through September 30, 2016. Revenues resulted primarily from the licensing of our SecureReg 2.0 software to hospitals and in 2017, an exclusive license to a hardware manufacturer. As of September 30, 2017, and 2016, we had six active customers.

Total cost of sales in the LifeMed segment for the three months ended September 30, 2017 was $58 compared to $52 recorded from the date of acquisition on July 20, 2016 through September 30, 2016.  Cost of sales was primarily comprised of hosting and technical services fees for our SecureReg 2.0 software and costs of hardware and supplies.

Total gross margin for the LifeMed segment was $454 and $21 for the three months ended September 30, 2017 and recorded from the date of acquisition on July 20, 2016 through September 30, 2016, respectively.  As a percentage of total revenue, gross margin for the LifeMed segment was 88.7% and 28.8% for the three months ended September 30, 2017 and 2016.

Total product development expenses for the LifeMed segment for the three months ended September 30, 2017 were $366 compared to $521 for the three months ended September 30, 2016.  Product development expenses as a percentage of total revenue was 71.5% and 713.7% for the three months ended September 30, 2017 and 2016, respectively.  Product development expense was primarily related to developing our proprietary patent-pending Authoritative Identity Management Exchange ("AIMeTM") software, developing and integrating the electronic payments platform, and other software support.

Consolidated Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total Revenue
Total revenue for the nine months ended September 30, 2017 and 2016 was $1,922 and $784, respectively, representing an increase of $1,138 or 145.2%.  The increase was primarily due to increased revenue in our Salamander segment of $395 and nine months of revenue of $834 for our LifeMed segment compared to $73 in 2016. The Company has existing contracts with various partners that we believe will result in revenue generation in future periods.

Total Cost of Sales
Total cost of sales for the nine months ended September 30, 2017 and 2016 was $585 and $191, respectively, representing an increase of $394 or 206.3%.  The increase was primarily due to increases in our Salamander segment of $235 and nine months of financial results for our LifeMed segment, which resulted in $209 of cost of sales, compared to $52 in 2016.

Total Gross Margin
Total gross margin for the nine months ended September 30, 2017 and 2016 was $1,337 and $593, respectively, representing an increase of $744 or 125.5%.  The increase was primarily due to increased revenue in our Salamander segment and LifeMed segment compared to 2016. Gross margins were 69.6% and 75.6% for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses
Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, employee benefits, stock-based compensation, taxes, marketing programs, external consulting and professional services, travel, and depreciation and amortization expenses. Additionally, operating expenses were impacted by the additional results of our acquired company, LifeMed, on July 20, 2016 and full period results for Agilivant, which was acquired in February 2016.

(dollars in thousands)	Nine Months Ended September 30,
	2017	2016	$ Change	% Change

Product development	$1,748	$1,329	$419	31.5%
Sales and marketing	706	555	151	27.2
General and administrative	8,355	5,448	2,907	53.4
Interest Expense	1,990	2,451	(461)	(18.8)
*Not meaningful

Product Development
Product development expense for the nine months ended September 30, 2017 increased by $419, or 31.5%, to $1,748 as compared to $1,329 for the same period of 2016. The increase was primarily due to the inclusion of product development expenses of $1,146 for nine months for our LifeMed segment compared to $521 in 2016 and includes $225 of development expense related to development of LifeNexus assets, primarily the iChip Software, which is recorded at the OrangeHook parent company level.  Product development expenses as a percentage of total revenue was 90.9% and 169.5% for the nine months ended September 30, 2017 and 2016, respectively.

Sales and Marketing
Sales and marketing expense for the nine months ended September 30, 2017 increased by $151 or 27.2%, to $706 as compared to $555 for the same period of 2016. The increase was primarily due to the inclusion of sales and marketing expenses for nine months from our LifeMed segment of $401 compared to $160 in 2016 offset by decreases in employee related and marketing costs of $43 and $19, respectively. Sales and marketing expenses as a percentage of total revenue was 36.7% and 70.8% for the nine months ended September 30, 2017 and 2016, respectively.

General and Administrative
General and administrative expense for the nine months ended September 30, 2017 increased by $2,907 or 53.4%, to $8,355 as compared to $5,448 for the same period of 2016. The results were impacted by an increase due to the inclusion of general and administrative expenses of $1,710 for nine months from our LifeMed segment compared to none in 2016 and increased amortization $2,306, offset by a net gain on settlement or other resolution of certain liabilities of $998. General and administrative expenses as a percentage of total revenue was 434.7% and 694.9% for the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense
Interest expense for the nine months ended September 30, 2017 decreased by $838, or 18.8%, to $1,613 as compared to $2,451 for the same period of 2016. Cash interest expense on outstanding debt was $1,305 and $555 for the nine months ended September 30, 2017 and 2016, respectively. Total debt increased $3,305 to a total of $13,232 as of September 30, 2017 compared to $9,927 at the same period in 2016. Amortization of debt issuance costs, original issue discount and financing fees, which are included in interest expense, was $228 and $376 for the nine months ended September 30, 2017 and 2016, respectively.

Non-controlling Interest in Subsidiary
During the nine months ended September 30, 2017 the net loss attributable to non-controlling interest in subsidiary was $124 and for the nine months ended September 30, 2016 the net income attributable to non-controlling interest was $53.  The non-controlling interest in the subsidiary is due to OrangeHook owning 82% of Agilivant, while the remaining 18% is held by minority owners.

Net Loss
As a result of the above, net loss for the nine months ended September 30, 2017 was $11,338 compared to $8,799 for the same period of 2016.

Salamander Segment
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change

Total revenue	$1,079	$684	$395	57.7%
Cost of sales	374	139	235	169.1
Gross margin	$705	$545	$160	29.4
Gross margin %	65.3%	79.7%

Product Development	$516	$512	$4	0.8%

Total revenue in the Salamander segment for the nine months ended September 30, 2017 increased by $395 or 57.7%, to $1,079 as compared to revenue of $684 for the nine months ended September 30, 2016.   Salamander had 10 active channel distributors in 2017, which generated approximately 61.9% percent of our contracted revenue for the nine months ended September 30, 2017, and 9 active channel distributors in 2016, which generated 44.2% of our contracted revenue for the nine months ended September 30, 2016.

Total cost of sales in the Salamander segment for the nine months ended September 30, 2017 increased by $235 or 169.1% to $374 as compared to cost of sales of $139 for the nine months ended September 30, 2016. The increase was primarily driven by third party software costs for one contract of $217.

Total gross margin for the Salamander segment was $705 and $545 for the nine months ended September 30, 2017 and 2016, respectively.  Gross margin in the Salamander segment was 65.3% and 79.7% for the nine months ended September 30, 2017 and 2016, respectively.

Total product development expenses for the Salamander segment for the nine months ended September 30, 2017 increased by $4 or 0.8%, to $516 as compared to $512 for the nine months ended September 30, 2016.  Product development expenses as a percentage of total Salamander revenue was 47.8% and 74.9% for the nine months ended September 30, 2017 and 2016, respectively. Investments in product development relate to the increased functionality integrated into our SalamanderLiveTM product and ongoing software support.

Agilivant Segment
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016		$ Change	% Change

Total revenue	$9	$27		$(18)	(66.7)%
Cost of sales	2	-		2	*
Gross margin	$7	$27		$(20)	*
Gross margin %	77.8%	*	%

Product Development	$86	$296		$(210)	(70.9)%

*Not meaningful

Total revenue in the Agilivant segment for the nine months ended September 30, 2017 was $9 compared to $27, a decrease of 66.7% from the nine months ended September 30, 2016.

Total cost of sales in the Agilivant segment for the nine months ended September 30, 2017 was $2 compared to $0 for the nine months ended September 30, 2016.

Total product development expenses for the nine months ended September 30, 2017 decreased by $210, or 70.9%, to $86 as compared to $296 for the nine months ended September 30, 2016. Product development expenses as a percentage of total revenue was 955.6% and 1,096.3% for nine months ended September 30, 2017 and 2016, respectively. The temporary decrease in product development expense reflects the planned strategic evolution of our Agilivant technology from a stand-alone product to a payments functionality aligned within our identity solutions suite.

LifeMed Segment
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change

Total revenue	$834	$73	$761	1,042.5%
Cost of sales	209	52	157	301.9
Gross margin	$625	$21	$604	2,876.2
Gross margin %	74.9%	28.8%

Product Development	$1,146	$521	$625	120.0%

*Not meaningful

The acquisition of LifeMed was completed on July 20, 2016. Accordingly, the 2016 results herein reflect the amounts incurred from the date of acquisition through the reporting period end, September 30, 2016.

Total revenue in the LifeMed segment for the nine months ended September 30, 2017 was $834 compared to $73 for the nine months ended September 30, 2016. Revenues resulted primarily from the licensing of our SecureReg 2.0 software to hospitals and an exclusive license to a hardware manufacturer. As of September 30, 2017, and 2016, we had five and three active customers, respectively.

Total cost of sales in the LifeMed segment for the nine months ended September 30, 2017 was $209 compared to $52 for the nine months ended September 30, 2016.  Cost of sales was primarily comprised of hosting and technical services fees and the costs of hardware and supplies.

Total gross margin for the LifeMed segment was $625 and $21 for the nine months ended September 30, 2017 and 2016, respectively.  As a percentage of total revenue, gross margin for the LifeMed segment was 74.9% and 28.8% for the nine months ended September 30, 2017 and 2016.

Total product development expenses for the LifeMed segment for the nine months ended September 30, 2017 were $1,146 compared to $521 for the nine months ended September 30, 2016. Product development expenses as a percentage of total revenue was 137.7% and 713.7% for the nine months ended September 30, 2017 and 2016.  Product development expense was primarily related to developing our proprietary patent-pending Authoritative Identity Management Exchange ("AIMeTM") software, developing and integrating the electronic payments platform, and other software support.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the nine months ended September 30, 2017 and 2016, we recorded revenues of $1,922 and $784, respectively, and incurred net losses of $11,338 and $8,799, respectively.  Net cash used in operating activities was $6,258 and $4,283 for the nine months ended September 30, 2017 and 2016, respectively.

The Company has incurred losses from its operations, which include product development investments and merger and acquisition related expenses. These activities have resulted in an accumulated deficit of $28,360 and a working capital deficiency of $23,142 as of September 30, 2017.  The Company requires additional working capital to fund operations.  We are currently executing on growth initiatives with the intent to generate additional revenues and achieve meaningful profitability. However, we cannot currently predict the timing of when these improvements in operating results may occur.

Since inception, the Company has met its liquidity requirements principally through the issuance of debt, including related-party debt, and the sale of its equity. Our ability to continue operations and to pay obligations when they become due is contingent upon obtaining additional financing.

On April 12, 2017, management negotiated a financing agreement which could provide for up to $10,000 over the next twelve months. Through September 30, 2017, this financing arrangement has provided for $184 in funding. We no longer expect investments related to this agreement.

In June 2017, we agreed on material non-binding terms of joint venture with a Shanghai, China based healthcare firm to deliver healthcare infrastructure solutions to the China healthcare market. As of September 30, 2017, the term to completed a definitive agreement has expired. The Company continues to evaluate opportunities in the China market.

Additionally, although still in the early stages of implementation, the Company has executed contracts with various partners that management believes will result in future revenue and cash flow from operations within the next twelve months.

The Company continues to seek additional funding through various equity or debt facilities.  There are no assurances that the Company will be able to raise capital on acceptable terms to us, in an acceptable timeframe, or at all, or that cash flows generated from its operations will be sufficient to meet current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned growth initiatives, which could impact its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows – Operating Activities
Net cash used in operating activities was $6,258 and $4,283 during the nine months ended September 30, 2017 and 2016, respectively. Net cash used in operating activities consisted principally of a net loss of $11,338 and $8,799 for the nine months ended September 30, 2017 and 2016, respectively.

Cash Flows – Investing Activities
Net cash used for operating activities was $26 and $3,105 during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2016, net cash used for investing activities consisted principally of $85 in net advances to Agilivant, $480 in advances to Nuvel Holdings, and $1,358 in advances to LifeMed ID, Inc. In addition, in 2016, the Company purchased shares of LifeMed common and preferred stock of $1,310 during the period prior to the completion of its acquisition on July 20, 2016.

Cash Flows – Financing Activities
Net cash provided by financing activities was $6,147 and $7,392 during the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities during the nine months ended September 30, 2017 consisted primarily of proceeds of $1,148 from the sale of preferred stock, net of financing fees of $72, proceeds of $2,670 from director loans and proceeds from notes payable, net of $5,367. Net cash provided by financing activities during the nine months ended September 30, 2016 consisted primarily of proceeds of $2,482 from the sale of preferred stock, net of financing fees, proceeds of $2,005 from director loans and net proceeds from notes payable of $3,184.

The following table sets forth selected historical information regarding our cash flows:

	Nine Months Ended September 30,
(in thousands)	2017	2016

Other Financial Data:
Net cash used in operating activities	$(6,258)	$(4,283)
Net cash used in investing activities	(26)	(3,105)
Net cash provided by financing activities	6,147	7,392

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

Following the Merger and Reverse Stock Split, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an initial assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management has determined that, as of December 31, 2016, certain internal controls over financial reporting relating specifically to the valuation of OrangeHook MN common stock, the appraisal of fair value of net assets acquired and the associated purchase price allocations for the Merger and Reverse Stock Split were not effective. These issues were determined to be a material weakness within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5. The material weakness centered on our delayed submission of the financial statements to our printer in the time necessary to prepare the required eXtensible Business Reporting Language (XBRL) filing. We filed our Form 10-K within the time frame allowed by the extension afforded all filers by the SEC and pursuant to our extension filed on March 31, 2017. On April 26, 2017, we filed Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to the Company's annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017, solely to (i) indicate by check mark that the registrant has submitted electronically and posted on its corporate web site every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months; (ii) amend and restate our Item 5 disclosures to include information related to the sale of unregistered securities, which was inadvertently omitted from our original filing; and (iii) furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-K, formatted in eXtensible Business Reporting Language (XBRL).

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

(b)     Changes in internal control over financial reporting
Except as noted above, there has been no change in the Company's internal control over financial reporting as of September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in our annual report on Form 10-K filed on April 17, 2017 and our Form 10-Q filed on May 15, 2017, and August 14, 2017, a former shareholder of LifeMed filed a complaint on March 17, 2017, in the Superior Court of California, County of Sacramento with respect to the shareholder's exercise of dissenter's rights under the California Corporation Code in connection with OrangeHook MN's acquisition of LifeMed.  The parties entered into a settlement agreement on September 30, 2017, which called for the Company to issue a one-year promissory note to the former shareholder in the principal amount of $150,000, at an annual percentage rate of five percent (5.0%), to be paid in 12 monthly installments of approximately $13,000 with payments beginning on November 1, 2017 and a maturity date of October 1, 2018.  The settlement also called for the Company to issue to the former shareholder 3,750 restricted shares of the Company's common stock and a five-year warrant to purchase 30,000 shares of the Company's common stock at a strike price of $11 per share.  The parties entered into this settlement without admission of any wrongdoing or liability, and the settlement does not establish any wrongdoing or liability by the parties.

OrangeHook is not a party to any other material litigation or claims.  However, no assurance can be given that material claims or disputes will not arise or occur in the future; in such event, we may be required to incur legal costs and fees to assert critical claims or defend claims made against us or our portfolio companies.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities

Sales of Series OH-2 Convertible Preferred Stock and Warrants

OrangeHook issued and sold to accredited investors the following units of Series OH-2 Convertible Preferred Stock:

	Number of Units
	of OH-2	Amount of
	Convertible	Cash
Date	Preferred Stock	Consideration

July 17, 2017	100	100,000
August 29, 2017	25	25,000
	125	$125,000

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

Conversions of Series B and Series C Convertible Preferred Stock

On July 22, 2017, 20,000 shares of Series B Preferred Stock were converted into 4 shares of common stock, and on August 7, 2017, 371,052 shares of Series C Preferred Stock were converted into 1 share of common stock (collectively, the "Conversions").

The Conversions were made automatically in accordance with the terms of the Certificates of Designation for the Company's outstanding Series B and Series C Preferred Stock filed with the Florida Secretary of State on May 19, 2014 and May 22, 2014, respectively. The shares of common stock issued in the Conversions were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, since the issuance did not involve a public offering, the recipients took the securities for investment and not resale, the Company has taken appropriate measures to restrict transfer, the Company has reason to believe that the recipient, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and the recipients had access to information regarding the Company.

Grants of Restricted Stock and Non-Qualified Stock Options under Compensatory Plans

On August 9, 2017, the Company authorized the issuance of two restricted stock awards to an executive officer and director at a fair market value of $3.61 per share pursuant to his employment agreement dated December 1, 2016. The grants issued were as follows:

•
20,625 shares of common stock, immediately vested. In connection with the employment agreement, certain shares (5,156) have been withheld from the award to pay the associated income taxes to be withheld; and

•	90,000 shares of common stock, vesting 50% on the one-year anniversary date and 50% on the second-year anniversary date.

On August 9, 2017, the Company granted ten-year, non-qualified stock options to employees to purchase up to 105,707 shares of common stock at a weighted average exercise price of $3.36 per share.

The shares of common stock to be issued upon the exercise of stock options or vesting of restricted stock awards described above will be issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701, promulgated under the Securities Act. All recipients either will have received adequate information about us or will have had access, through employment or other relationships, to such information. All recipients either will have received adequate information about us or will have had access, through employment or other relationships, to such information.

Non-Qualified Stock Options, Restricted Stock Awards and Warrants to Purchase Shares of Company Common Stock

On July 7, 2017, the Company issued a restricted stock award to a consultant as compensation for services to be provided under contract. The grant is for a total of 3,000 shares of common stock at a fair market value of $6.75 per share. The shares become vested as follows: one-third immediately, one third after one year and one-third after two years.

On July 8, 2017, the Company entered into a Confidential Separation, Settlement and General Release agreement with a former employee whereby the employee received a grant of common stock for 9,000 shares at a fair market value of $6.53 per share.

On August 9, 2017, the Company granted five-year warrants to purchase up to 124,358 shares of common stock at an exercise price of $7.00 per share to a consultant as compensation for services rendered pursuant to the compensation terms of the consultant's services agreement.

On September 14, 2017, the Company issued 10,837 shares of common stock, at a fair market value of $6.05 per share, to a consultant under a Consulting Fee Conversion Agreement converting of amounts due for services rendered in the amount of $121.

The shares of common stock issued or to be issued upon the exercise of stock options or vesting of restricted stock awards described above were or will be issued pursuant the exemption from the registration requirements of the Securities Act  set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, since the issuance did not involve a public offering, the recipients took the securities for investment and not resale, the Company has taken appropriate measures to restrict transfer, the Company has reason to believe that the recipient, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and the recipients had access to information regarding OrangeHook. All recipients either have received or will have received adequate information about us or had or will have had access, through employment or other relationships, to such information.

Restricted Stock Awards and Warrants to Purchase Company Common Stock Pursuant to Settlement Agreement

On September 30, 2017, the Company entered into Settlement Agreement and Mutual General Release agreement with a former shareholder.  Under the settlement agreement, the shareholder received 3,750 shares of common stock at a fair market value of $6.75 per share, and the Company issued a five-year warrant to purchase up to 30,000 shares of common stock at an exercise price of $11.00 per share.

These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, since the issuance did not involve a public offering, the recipients took the securities for investment and not resale, OrangeHook has taken appropriate measures to restrict transfer, OrangeHook has reason to believe that the recipient, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and the recipients had access to information regarding OrangeHook.

(b)       Use of Proceeds From Sales of Resgistered Securities

Not applicable.

(c)       Purchase of Equity Securities By The Issuer and Affiliated Purchasers

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 14, 2017
ORANGEHOOK, INC.

By: /s/ James L. Mandel
            James L. Mandel
            Chief Executive Officer

By: /s/ David C. Carlson
             David C. Carlson
             Chief Financial Officer

EXHIBIT INDEX

The exhibits listed below are filed with this Quarterly Report on Form 10-Q.  Certain exhibits and schedules to the documents listed below have been omitted pursuant to Item 601 of Regulation S-K. OrangeHook hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request to the SEC; provided, however, that OrangeHook may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedules so furnished.

Exhibit Number	Description	Method of Filing

2.2	Agreement and Plan of Merger dated July 1, 2016 by and among Nuvel Holdings, Inc., OH Acquisition Corp., and OrangeHook, Inc.(1)	*

2.3	Amendment No. 1 to Agreement and Plan of Merger dated October 14, 2016 by and among OrangeHook, Inc., Nuvel Holdings, Inc., and OH Acquisition Corp.(2)	*

2.4	Agreement and Plan of Merger dated October 1, 2015 by and among OrangeHook, Inc., Salamander Technologies, LLC, Salamander Technologies, Inc., and the other parties named therein.(6)	*

2.5	Membership Unit Purchase Agreement dated January 4, 2016 by and among OrangeHook, Inc., Agilivant, LLC, and the members of the Agilivant, LLC. (6)	*

2.6	Amended and Restated Agreement and Plan of Merger dated May 31, 2016 by and among OrangeHook, Inc., OH Solutions, Inc., LifeMed ID, Inc., and the principal shareholders of LifeMed ID, Inc. (6)	*

3.1	Articles of Incorporation of Nuvel Holdings, Inc., dated June 15, 2010.(3)	*

3.2	Articles of Merger of Nuvel Holdings, Inc. filed with the State of Florida on March 21, 2012.	Filed electronically

3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Florida on August 5, 2014.(4)	*

3.4	Bylaws of Nuvel Holdings, Inc.(3)	*

4.1	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the State of Florida on August 10, 2012.(5)	*

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the State of Florida on May 19, 2014.(4)	*

4.3	Certificate of Designations, Preferences and Rights of Series C Preferred Stock, filed with the State of Florida on May 22, 2014.(4)	*

4.4	Certificate of Designations, Preferences and Rights of Series D Preferred Stock, filed with the State of Florida on May 2, 2014.(4)	*

4.5	Certificate of Designation of Series OH-1 Convertible Preferred Stock of Nuvel Holdings, Inc.(2)	*

4.6	Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(2)	*

4.7	Amendment to Certificate of Designation of Series OH-2 Convertible Preferred Stock of Nuvel Holdings, Inc.(7)	*

Exhibit Number	Description	Method of Filing

10.93	Promissory Note, dated August 29, 2017, between OrangeHook, Inc. and Jeffrey Levy.	Filed electronically

10.94	Forbearance Agreement, dated September 8, 2017, between OrangeHook, Inc. (MN) and MEZ Capital, LLC.	Filed electronically

10.95	Promissory Note, dated September 14, 2017, between OrangeHook, Inc. and Taylor Revocable Trust.	Filed electronically

10.96	Extension Agreement, September 15, 2017, between OrangeHook, Inc. (MN) and MEZ Capital, LLC.	Filed electronically

10.97	Amendment 3 to Business Partner Agreement MA-13-000677 dated September 19, 2017, by and between Lenovo PC HK. Limited, LifeMed ID, Inc. and OrangeHook, Inc.(8)	Filed electronically

10.98	Agreement for Assignment of Contract Proceeds, dated October4, 2017, between OrangeHook, Inc., LifeMed ID, Inc. and Dan Thompson.(8)	Filed electronically

10.99	Commercial Guaranty, dated October 4, 2017, between Daniel Frederick Thompson, OrangeHook, Inc. and Midwest Bank.	Filed electronically

10.100	Unsecured Promissory Note, dated October 30, 2017, between OrangeHook, Inc. and Whitney Peyton.	Filed electronically

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).	Filed electronically

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically

101	OrangeHook, Inc. unaudited consolidated financial statements for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL).	Filed electronically

*	Incorporated by reference
(1)	Included as an exhibit to the Current Report on Form 8-K, filed on July 8, 2016.
(2)	Included as part of exhibit 2.1 to the Current Report on Form 8-K, filed on October 14, 2016.
(3)	Included as an exhibit to the Registration Statement on Form S-1, filed on November 5, 2010.
(4)	Included as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on November 25, 2014.
(5)	Included as an exhibit to the Current Report on Form 8-K, filed on August 20, 2012.
(6)	Included as an exhibit to the Current Report on Form 8-K, filed on December 5, 2016.
(7)	Included as an exhibit to the Current Report on Form 8-K, filed on January 25, 2017.
(8)	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Securities and Exchange Commission.